Form 10-K405
period 1997-12-31
IMAGEMAX INC
filed 1998-03-31
CIK 1046032

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1997

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the Transition Period From _________ to _________

                         Commission File Number 0-23077
                                               --------

                                 IMAGEMAX, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                              --------------------
           Pennsylvania                                  23-2865585
  -------------------------------                    ------------------
  (State or other jurisdiction of                     (I.R.S. employer
   incorporation or organization)                    identification no.)

  1100 E. Hector Street, Suite 396
      Conshohocken, Pennsylvania                             19428
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (610) 832-2111
                                                          ----------------

                              --------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, no par value per share

                                (Title of class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $25,201,179 as of March 23, 1998.

     On March 23, 1998 the Registrant had outstanding 5,552,755 shares of Common Stock, no par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 1998 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

Item                                                                        Page
----                                                                        ----

PART I   .....................................................................1
         ITEM 1.     BUSINESS.................................................1
         ITEM 2.     PROPERTIES..............................................16
         ITEM 3.     LEGAL PROCEEDINGS.......................................17
         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....17
         ITEM 4(a).  EXECUTIVE OFFICERS OF THE REGISTRANT....................17

PART II  ....................................................................19
         ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
                     RELATED SHAREHOLDER MATTERS.............................19
         ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA....................22
         ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..........23
         ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ............29
         ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE..................29

PART III ....................................................................29
         ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..........29
         ITEM 11.    EXECUTIVE COMPENSATION..................................29
         ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                     AND MANAGEMENT..........................................30
         ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........30

PART IV  ....................................................................30
         ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                     REPORTS ON FORM 8-K.....................................30

                                     PART I

ITEM 1.  BUSINESS

         ImageMax, Inc. was founded in November 1996 to become a leading national, single-source provider of integrated document management solutions. On December 4, 1997, ImageMax completed its initial public offering (the "Offering") of 3,100,000 shares of Common Stock, no par value per share (the "Common Stock"), which generated net proceeds to ImageMax of approximately $30.5 million. Concurrently with the Offering, the Company began material operations with the acquisition of 14 document management service companies (the "Founding Companies"). Unless otherwise indicated, all references to "ImageMax" shall mean ImageMax, Inc. prior to the acquisitions of the Founding Companies and all references to the "Company" and its business include the activities of the Founding Companies. The Founding Companies consist of: Utz Medical Enterprises, Inc., the parent of American Micro-Med Corporation ("AMMCORP"); CodaLex Microfilming Corporation ("CMC"), Imaging Information Industries, Inc. ("I(3)" and, collectively with CMC, "CodaLex"); Laser Graphics Systems and Services, Inc. ("Laser Graphics" and, collectively with CodaLex, the "CodaLex Group"); DataLink Corporation ("DataLink"); DocuTech, Inc. ("DTI") and DocuTech Data Systems, Inc. ("DDS") (collectively, "DocuTech"); Image & Information Solutions ("I(2) Solutions"); Image Memory Systems, Inc. ("IMS"); International Data Services of New York, Inc. ("IDS"); Oregon Micro-Imaging, Inc. ("OMI"); Semco Industries, Inc. ("Spaulding"); Total Information Management Corporation ("TIMCO"); and TPS Micrographics, Inc. ("TPS").

         Certain information regarding each of the Founding Companies is summarized below:

         AMMCORP (Chesterton, Indiana, near Chicago) is a provider of microfilm, scanning and record storage and retrieval services primarily to health care providers in the Chicago metropolitan area, northern Indiana, southern Michigan and western Ohio. As a medical records specialist, AMMCORP offers 24-hour, 365-day physically staffed retrieval.

         The Codalex Group is comprised of three micrographic and digital imaging service businesses under common control, CMC (Cayce, South Carolina near Columbia), Laser Graphics (Cleveland, Tennessee, near Chattanooga) and I(3) (Marietta, Georgia, near Atlanta). The CodaLex Group primarily serves the health care and financial services markets in the southeastern U.S. and is a Kodak imaging equipment broker-dealer in all three locations. I(3) was started in 1995 to focus on digital imaging and is a Canon dealer.

         Datalink (Tempe, Arizona) was formed in 1984 as a computer-output-to-microfiche ("COM") specialist serving the Phoenix metropolitan area. DataLink also offers micrographic and digital imaging services and systems.

         DocuTech (Lincoln, Nebraska) includes the businesses of DTI, a micrographic and digital imaging service business, and DDS, a provider of open-architecture document scanning software products. DTI primarily serves the health care and financial services markets in Nebraska. DDS markets its DocuROM(TM), FileTRAX(TM), ScanTRAX(TM) and other scanning and digital image management software nationally to both end-users and other document management businesses, including six of the Founding Companies. DDS has more than 70 other document management businesses acting as value-added resellers of its software products. DTI is a Canon dealer in Nebraska.

         I(2) Solutions (Monroe, Louisiana) is a provider of micrographic, digital imaging, digital data storage and graphic design services primarily to hospitals, state and local government agencies, engineering and general commercial clients from its Monroe facilities. I(2) Solutions also operates a retail store at its Monroe location, which produces litigation exhibits and architectural and engineering prints and sells engineering, drafting and related supplies. I(2) Solutions is a Kodak dealer in Louisiana, Texas and Mississippi, a Minolta dealer in Louisiana, Texas and Arkansas and an OCE dealer in Louisiana and Texas and provides service and repair support to its equipment customers.

         IMS (Dayton, Ohio) provides micrographic and digital imaging services specializing in large-format documents (primarily engineering drawings) to a national client base of manufacturing businesses. IMS is a Photomatrix dealer.

         IDS (Millwood, New York, near New York City) is a provider of offshore data entry services supporting forms processing as well as the indexing of both microfilmed and digitally-imaged records. IDS also performs litigation support. IDS serves end-users and document management companies nationally.

         OMI (Eugene, Oregon) provides micrographics and digital imaging products and services primarily to health care providers, financial institutions and government agencies in Oregon and Washington from its Eugene facility and a branch office in Portland, Oregon. OMI is a certified dealer of Canon micrographic and digital imaging equipment in Oregon, and provides service and repair support to its equipment customers.

         Spaulding (Stoughton, Massachusetts, near Boston) provides both small-format and large-format document filming and digital imaging services and equipment sales and related maintenance service to a variety of commercial, non-profit and government clients in the New England region. Spaulding has a branch office in Worcester, Massachusetts. Spaulding is a Minolta dealer for micrographics and hybrid micrographic systems equipment in Maine, Massachusetts, New Hampshire and Vermont, a Xerox dealer for large-format scanners, plotters, and digital imaging equipment in New England and eastern New York and a Fujitsu scanning equipment systems dealer throughout the Northeast. Spaulding also acts as a nationwide value added reseller of specialized software and hardware for Adobe Systems Incorporated, Computervision Corporation, CDP Communications, Inc., Cadnet Corporation and Westbrook Technologies, Inc.

         TIMCO (Emeryville, California, near San Francisco) provides micrographics, digital imaging and record storage and retrieval services primarily to financial services and government clients in northern California. TIMCO maintains a branch office in Sacramento, California.

         TPS (Forest, Virginia, near Lynchburg) provides micrographic and digital imaging services to general commercial, health care, financial institutions and government entities in Virginia. TPS also sells and services Canon micrographic and digital imaging equipment. TPS maintains a branch office in Richmond, Virginia.

         Prior to the Offering, ImageMax did not conduct any material operations. The Company operates in 13 states, employs nearly 1,000 people and provides services and products to over 5,000 clients from 18 locations. The Company intends to continue to selectively acquire document management companies in order to increase geographic coverage and market share, expand service and product capabilities and generate economies of scale in regional and national markets.

         The Company's strategy is to work with clients to develop the best solution to their document management needs, including solutions involving both outsourced and in-house document capture, conversion, storage and retrieval. The majority of current document management industry revenue is derived from the management of film and paper media. However, advances in digital and other technologies continue to provide organizations with increasing document management options. As a result, the Company believes the most successful service providers will be those that can offer a complete spectrum of document management services and products encompassing solution design and expertise in the management of digital, film and paper media. Accordingly, the Company initially targeted a broad variety of services and products, as well as technical and vertical market expertise, in order to create a platform from which it can become a leading national, single-source option for clients with intensive document management needs. The Company's services include document management consulting and systems integration, media conversion (consisting of electronic imaging and micrographics), data indexing and offshore data entry, information storage and retrieval, and document management system maintenance. The Company's products include proprietary, open-architecture digital imaging and indexing software, as well as document management systems and supplies.

Market and Industry Overview

         Document management businesses provide services and products to capture, convert, index, store and retrieve documents, whether such documents exist on paper, microfilm or digital media. Based on information made publicly available by the Association for Information and Image Management International ("AIIM"), the Company believes the U.S. market for document management services and products exceeded $6.5 billion in 1996. The Company believes that this market has been growing at an annual rate of approximately 11% since 1994. The Company believes that there is a large unvended component of the service market not contained in the AIIM data because most document management services for large organizations are still performed in-house.

         The Company believes that the continued growth of the document management industry is driven by such principal factors as: (a) improvement of digital technology (i.e., CD-ROM, personal computers and computer networking) which has dramatically reduced the cost of imaging, storing, indexing and retrieving documents while improving users' ability to manage documents more efficiently; (b) greater focus by many organizations, especially those in document-intensive industries such as health care, financial service and engineering, on document management processes and systems as part of a wider effort to manage their information more efficiently in order to improve productivity, competitiveness and client service; (c) organizations' need to manage the ever increasing volume of information facilitated by document-generating technologies such as facsimile, high-speed printing, the Internet and computer networking; and (d) increased outsourcing of document management services which allows organizations to focus on core competencies and revenue generating activities, reduce fixed costs, and gain access to new technologies without the risk and expense of near-term obsolescence.

         The Company believes the document management service industry is highly fragmented. The Company believes there are over 2,000 companies serving the document management needs of industry and government, with a majority of these companies generating annual revenues less than $10 million. The Company believes that many of the small businesses with which it competes are candidates for consolidation because they presently lack the capital for expansion, cannot keep abreast of rapidly changing technologies, are unable to effectively manage large complex projects, have not developed marketing and sales programs, do not have the volume buying power needed to negotiate favorable supply contracts, and are unable to meet the needs of large, geographically dispersed customers. In addition, increasing consolidation within two of the largest document-intensive industries, financial services and health care, has provided an additional impetus for document management companies to consolidate in order to grow with their clients. The continuing migration from paper and film to digital media has broken down many geographic barriers to the provision of document management services and has increased client demands for nationally integrated operations. As a result, the Company believes that many owners of competing service providers will be receptive to being acquired by a document management company with a national presence, a solutions orientation and an integration strategy in order to remain competitive and as a means of providing the owners of such firms with liquidity.

Business Strategy

         The Company's goal is to become a leading national, single-source provider of integrated document management solutions. The Company is implementing its business strategy by focusing on the following key elements:

Become a Leading Single-Source Provider. The Company intends to become an industry leading single-source provider of integrated document management solutions. Building upon the expertise of the Founding Companies in a variety of digital, film and paper-based document management services and products, the Company is seeking to further develop consultative relationships with clients to assess their document management needs and to recommend and provide cost-effective combinations of services and products. In many cases the Company will customize packages of services and products for specific vertical markets such as health care, financial services and engineering. As it broadens its geographic network, the Company will expand national account coverage to service clients who wish to work with a single vendor.

Capitalize on Business Integration. The Company is focused on achieving internal revenue and margin growth by efficiently integrating the operations of the Founding Companies and will seek additional growth by effectively integrating future acquisitions. Strategic, operational and financial planning will be directed by executive management in order to articulate clear and common objectives, implement strategy and measure performance. Key marketing activities are, and will continue to be, conducted under the corporate name in order to build a national brand. The centralization of administration and acquisition support, and the integration of internal financial, administrative, information and communications systems, are intended to enable business unit management to devote increased resources to business generation and client service.

Increase Sales and Marketing Efforts. The Company has hired and will continue to hire additional salespersons to expand a national account sales force at the corporate level. Training of current and new salespersons emphasizes digital imaging applications, and the Company intends to institute a uniform sales compensation plan. The Company is focused on leveraging existing client relationships by cross-selling additional services and products and by coordinating and making available throughout the Company vertical market expertise already developed within the organization. In addition, the Company is seeking to extend throughout its operations the marketing programs used by certain of the Founding Companies, utilizing direct marketing, telemarketing, seminar selling and internet marketing programs.

Make Selective Acquisitions. An important element of the Company's growth strategy is to make selected acquisitions to consolidate its position as a provider of complete document management solutions. The Company has acquired two document management companies subsequent to December 31, 1997 and will continue its aggressive acquisition program in order to increase geographic coverage and market share, expand service and product capabilities, obtain key human resources and technical expertise, and generate critical mass and economies of scale nationally and in regional markets.

         The Company believes that it is a preferred acquiror of other companies in the highly-fragmented document management industry as a result of the Company's technical capabilities, the industry reputation of the Founding Companies' management personnel, its solutions orientation and integration strategy, the benefits expected to flow from the Company's integration strategy, and the Company's financial capabilities and visibility as a public company. Moreover, the Company believes that the relationships developed through its licensing of software products and provision of offshore data entry services to over 100 independent document management service providers yield a valuable source of potential future acquisitions for the Company.

         Based on its acquisition activities and contacts since its inception in November 1996, the Company believes it is well positioned to continue its acquisition program, under the direction of Andrew R. Bacas, its Senior Vice President - Corporate Development and Bruce M. Gillis, its Chief Executive Officer. As consideration for future acquisitions, the Company intends to use various combinations of Common Stock, cash, debt or other securities, and to emphasize Common Stock when continuing management is a key factor in the acquisition decision. The Company plans to register in the near future an additional 2,000,000 shares of its Common Stock with the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933, as amended (the "Securities Act") for use in future acquisitions.

Services and Products

Services

         The Company offers a broad range of document management services across a variety of media types and formats. This broad range of services, together with the Company's technical capabilities and experience in selected vertical markets, enables the Company to tailor document management solutions for its clients based on their specific needs. The document management services that are currently provided by the Company in certain geographic locations include:

Media Conversion Services

Digital Imaging. The Company's digital imaging services involve the conversion of paper or microfilm documents into digital format through the use of optical scanners and the conversion of computer output to digital images typically stored on optical media or to microfilm. Once converted, digital images can be returned for client use on a CD-ROM or optical disk or stored by the Company in a data warehouse for subsequent retrieval and distribution. The Company believes that digital images are becoming the preferred format of storage for many organizations due to benefits such as high speed retrieval, multiple indexing capabilities and the ability to support and distribute digital, film or paper output to multiple locations.

Micrographics. The Company performs micrographic services, including the conversion of paper documents into microfilm images, indexing of film for computer-aided retrieval systems and COM. Micrographic media are selected as an alternative to paper or digital media for one or more of the following reasons:
(i) film archives are more accessible, longer-lived and cheaper to store than paper; (ii) film is eye-readable and not subject to technological obsolescence;
(iii) converting paper to film is currently more cost-effective than scanning paper for most documents where ease of accessibility is not needed; and (iv) there is a large base of organizations with existing film archives and reader-printer equipment.

Data Entry and Indexing. The creation of index files for the rapid retrieval of images is a critical part of most value-added document management solutions. The Company provides specialized indexing services to a variety of clients for both film and digital-format documents. These labor-intensive services are often contracted for outside the U.S. as a means to utilize qualified personnel at generally lower cost than is available domestically.

Storage and Retrieval Services

Digital Storage and Retrieval. Digital storage of documents enables customers to retrieve large volumes of documents immediately, which would not be possible using conventional filing systems. Digital storage on CD-ROM, optical disk, magnetic disk or tape also allows for the rapid distribution of archival information to multiple destinations and removes the logistical burden and cost of storing paper documents. These storage systems may reside in one or more locations, either within a client's organization or at a Company-maintained data warehouse. Users may access images via a client-server network, a modem or an intra/internet. Because digitally-stored documents can be indexed according to several criteria, a client can use simple but exacting computer search techniques to rapidly access individual documents or groups of documents. The Company currently provides a variety of services and proprietary software products that support clients' digital storage and retrieval needs.

Film and Paper Storage and Retrieval. The Company manages the archiving of client documents, including processing (i.e., indexing and formatting), storage, retrieval, delivery and return to storage of documents within a rapid time frame. Typical archival documents include medical and legal case files, business records and financial transaction documents. Service fees generally include billing for storage space, plus activity charges for retrieval, delivery and return to storage, and ultimately for document destruction. The Company currently maintains three storage facilities in the Chicago area, the San Francisco Bay area, and in Monroe, Louisiana.

         The Company believes that client demand in the areas of document management solution integration, data warehousing and facilities management is growing rapidly, and the Company intends to expand its current capabilities in these areas.

Products

         The Company develops proprietary, open-architecture software products which support electronic imaging and indexing services. In addition, the Company offers a wide range of digital imaging, scanning and viewing hardware, micrographic reader-printers, micrographic film and supplies and other equipment.

Software. The Company develops, markets and supports a suite of proprietary open-architecture software products that support and enhance the scanning, indexing and retrieval of digital images for its own use and for sale to other document management companies and end-users. Versions of these software products can be run on Microsoft Windows-equipped networks or personal computers, and simplify the process of scanning, indexing and retrieving electronic images of documents. One of the Company's products, called DocuROM, was initially developed for use by document management companies in their digital conversion operations. Other Company products, such as ScanTRAX and FileTRAX, were developed for marketing to end-users. These software products are marketed by the Company through a network of more than 70 other document management companies acting as value-added resellers and also directly through the Company's own sales force to end-users including, in some cases, other document management companies.

         The Company has also developed and markets a high-end scanning and viewing software package for the aperture card market. This product is utilized by both service companies and end-users to convert and index micrographic images of large format documents (in the form of 35 millimeter aperture cards) into digital images.

Hardware and Other Equipment. The Company maintains broker or dealer relationships with a number of document management equipment suppliers, including Bell & Howell, Canon, Kodak, Minolta, Photomatrix, 3M and Xerox. These relationships allow the Company to provide clients with the latest micrographic and digital image viewing, printing and conversion equipment. Several of the Founding Companies provide extensive field maintenance and repair services for the equipment they sell. The Company shares the technical hardware expertise of the Founding Companies across the Company's operations. The Company expects that it will achieve certain purchasing efficiencies with equipment manufacturers and that it will be an attractive dealer to equipment manufacturers seeking to achieve broad geographic coverage with a single company. The Company also provides its clients a wide range of micrographic film products, digital media and other graphic supplies.

Clients and Key Markets

         The Company had a broad base of over 5,000 clients in the last year, none of which accounted for more than 5% of pro forma combined revenues for either the year ended December 31, 1996 or the year ended December 31, 1997. The Company's customers are not concentrated in any specific geographic area, but are concentrated primarily in the health care, financial services, and engineering industries, as well as certain other vertical markets.

         The major markets for document management services providers are transaction-intensive industries in which the core business processes involve documents or industries for which there are legal or regulatory considerations requiring the processing and storage of documents in a controlled manner. While maintaining its diversified client base, the Company intends to increase its expertise in certain core vertical markets. An overview of the Company's major target markets follows:

The Health Care Market: consists of health care providers, health care insurers and pharmaceutical companies.

The Financial Services Market: consists of commercial banks, mortgage banking companies, insurance companies, brokerage companies and credit card and loan processing companies.

The Engineering Market: consists of manufacturers, architectural and engineering consultants, utilities and telecommunications companies.

Other Vertical Markets: include the retail and transportation markets, government entities and litigation support.


                                              Representative Clients
                                              ----------------------

Health Care                   Financial Services               Engineering                  Other Vertical Markets
-----------                   ------------------               -----------                  ----------------------

Abbott Laboratories           CIT Group                        The Boeing Company           Avis Rent a Car, Inc.
Novartis AG                   First Union National Bank        General Electric Company     DHL International Ltd.
University of Nebraska        Nordstrom Credit, Inc.           General Motors Corporation   Waste Management, Inc.
 Medical Center                                                Honeywell, Inc.              State of California
Virginia Department of                                                                      State of Louisiana
  Health                                                                                    State of Mississippi

         The Company believes that it will enjoy a national reputation as a leading service provider for the engineering market, which utilizes large-format drawings and aperture cards. In addition, the Company provides document management services for a variety of non-industry-specific functions including accounts receivable and payable processing, shipping, human resources and management information systems reporting.

Sales and Marketing

         Historically, the Company's sales efforts have been implemented separately by each Founding Company. Sales efforts are conducted by the Company's 65-person sales force supplemented by the sales activities of the Founding Companies' senior management. The Company plans to hire additional local territory salespersons and develop a national sales and marketing function as part of its national sales effort. The Company seeks to attract customers away from smaller industry providers through its ability to offer a broader range of solutions and products for clients' document management needs. The Company will also leverage existing client relationships by cross-selling its services, products and expertise throughout each client's organization.

         The Founding Companies have succeeded in expanding their client base by pro-actively selling the benefits of outsourcing document management functions to clients which, at the time, were in-house operators. The Company believes that its proactive, solution-based approach can be broadly effective with potential clients and will enable the Company to increase its market position. In contrast to other market participants who traditionally have been reactive in their approach to selling, the Company's strategy is to pursue unvended accounts actively in addition to competing for existing outsourced business. Methods such as seminar selling, telemarketing and internet marketing are utilized by the Company.

         The Company believes that its ability to attract and retain additional clients will depend on its ability to offer the broad range of services and products necessary to satisfy such clients' document management needs and maintain a high level of customer satisfaction.

Competition

         The document management services industry is competitive. A significant source of competition is the in-house document management capability of the Company's target client base. Additionally, the Company competes with single-market, independent document management companies. The Company's larger competitors include Dataplex Corp. (a subsidiary of Affiliated Computer Services, Inc.), F.Y.I. Incorporated, IKON Office Solutions and Lason, Inc. Many of these competitors are presently larger than the Company, and have greater financial and other resources and operate in broader geographic areas than the Company. Due to consolidation in the document management services industry, there is significant competition in acquiring such businesses, and the prices for attractive acquisition candidates may be bid up to higher levels, particularly in cases where competitors with greater financial and other resources than the Company compete for the same acquisition targets. Additionally, other potential competitors may choose to enter the Company's areas of operation in the future. Moreover, because the Company intends to enter new geographic areas, the Company expects to encounter significant competition from established competitors in each of such new areas. As a result of this competitive environment, the Company may lose clients or have difficulty in acquiring new clients and its revenues and margins may be adversely affected.

         The Company believes that the principal competitive factors in document management services include the breadth, accuracy, speed, reliability and security of service, technical expertise, industry specific knowledge and price. The Company competes primarily on the basis of the breadth and quality of service, technical expertise and industry specific knowledge, and believes that it competes favorably with respect to these factors.

Intellectual Property

         The Company regards certain of its software products, information and know-how as proprietary and relies primarily on a combination of trademarks, copyrights, trade secrets and confidentiality agreements to protect its proprietary rights. The Company's business is not materially dependent on any patents and it does not believe that any of its other proprietary rights are of any material value. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to obtain and use information that the Company regards as proprietary, and policing unauthorized use of the Company's proprietary information may be difficult. Litigation may be necessary for the Company to protect its proprietary information and could result in substantial cost to, and diversion of efforts by, the Company.

         The Company does not believe that any of its proprietary rights infringe the proprietary rights of third parties. Any infringement claims, whether with or without merit, can be time consuming and expensive to defend or may require the Company to enter into royalty or licensing agreements or cease the allegedly infringing activities. The failure to obtain such royalty agreements, if required, and the Company's involvement in such litigation could have a material adverse effect on the Company's business, financial condition and results of operations.

Environmental Matters

         The Company is subject to federal, state and local laws, regulations and ordinances that: (i) govern activities or operations that may have adverse environmental effects, such as discharges to air and water, as well as handling and disposal practices for hazardous substances and solid and liquid wastes; and
(ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposal or other releases of solid and liquid wastes.

         The Company is not currently aware of any environmental conditions relating to present or past waste generation at or from these facilities that would be likely to have a material adverse effect on the business, financial condition or results of operations of the Company. However, there can be no assurances that environmental liabilities will not have a material adverse effect on the business, financial condition or results of operations of the Company.

Employees

         As of December 31, 1997, the Company had approximately 950 employees, approximately 160 of whom were employed primarily in management and administration. None of the Company's employees are subject to a collective bargaining agreement, and the Company considers its relations with its employees to be good.

RISK FACTORS

         This Annual Report contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect" and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

Absence of Combined Operating History; Risks of Integration; Management of
Growth

         ImageMax was founded in November 1996 and conducted no material operations prior to the consummation of the Offering and the simultaneous acquisition of the Founding Companies. Prior to their acquisition, the Founding Companies operated as separate independent entities. The Company has begun to develop a centralized reporting system, but has relied largely on the existing reporting systems of the Founding Companies. The success of the Company will depend, in part, on the Company's ability to continue to integrate the operations of the Founding Companies and any additionally acquired companies, including developing programs and processes that will promote cooperation and the sharing of opportunities and resources among the Founding Companies and any additionally acquired companies. The Company's executive management group has been assembled only recently and has no previous experience in the document management services industry. There can be no assurance that the executive management group will effectively be able to oversee the combined entity and implement the Company's operating or growth strategies. Further, to the extent that the Company is able to continue to implement its acquisition strategy, the resulting growth of the Company will place significant demands on executive and senior management and on the Company's internal systems and controls. There can be no assurance that the newly assembled management group will be able to effectively manage the Company through a period of significant growth. In addition, no assurance can be given that the Company's current systems will be adequate for its future needs, that the Company will be successful in implementing new systems or that the cost of any such new systems will not be material.

         A number of the Founding Companies offer different services, utilize different capabilities and technologies and target different geographic markets and industries. These differences increase the risk inherent in successfully completing such integration. Further, there can be no assurance that the Company's strategy to become a national, single-source provider for integrated document management solutions will be successful, or that the Company's target industries will accept the Company as a provider of such services. In addition, there can be no assurance that the operating results of the Company will match or exceed the combined individual operating results achieved by the Founding Companies or additionally acquired companies prior to their acquisition.

Risks of Acquisitions

         The Company intends to aggressively pursue the acquisition of additional document management services businesses in new geographic regions and in the regions where the Company currently operates as part of its growth strategy. Due to consolidation in the document management services industry, there is significant competition in acquiring such businesses, and the prices for attractive acquisition candidates may be bid up to higher levels, particularly in cases where competitors with greater financial and other resources than the Company compete for the same acquisition targets. The success of any completed acquisition, including the acquisition of the Founding Companies, will depend in large measure on the Company's ability to effectively integrate the operations, management and information systems of the acquired business. The process of integrating acquired businesses often involves unforeseen liabilities, risk exposure and difficulties and may require a disproportionate amount of the Company's financial and other resources. Acquisitions may involve a number of additional risks, such as adverse short-term effects on the Company's reported operating results, diversion of management's attention, the ability of the Company to retain key personnel and clients, unanticipated problems or legal liabilities, and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be successful in identifying or consummating favorable acquisition opportunities or in integrating future acquisitions, or that acquired businesses will achieve sales and profitability that justify the Company's investment therein. Further, to the extent that the agreements relating to acquisitions by the Company provide for indemnification of the Company with respect to contingent and other liabilities of the acquired entity, such indemnification obligations may be, and are in the case of the acquisitions of the Founding Companies, for a limited duration and subject to negotiated limitations. If any claims or liabilities of the Company relating to the Founding Companies or future acquisitions are determined to not be subject to any indemnification obligations, or if the amount of such claims or liabilities exceed such limitations or the ability of the sellers of the acquired entities to satisfy their indemnification obligations, the Company's business, financial condition and results of operations could be materially and adversely effected.

Need for Additional Financing to Implement Acquisition Strategy

         The Company intends to finance future acquisitions by using cash from operations, by issuing shares of Common Stock, debt or other securities and through borrowings under the Company's then-existing credit facilities. In March 1998, the Company entered into a five-year revolving credit facility (the "Credit Facility") with a national bank to assist in the funding of future acquisitions and operating activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that its cash position, its cash flow from operations, the 2,000,000 shares of Common Stock to be registered pursuant to a shelf registration statement, any debt or other securities it may issue and its Credit Facility will be sufficient to fund acquisition activity for at least the next 12 months. However, no assurance can be given that such financing sources will be adequate to fund such acquisition activity, or that the Company will not need additional debt or equity financing to successfully implement its acquisition strategy. There can be no assurance that the Company will be able to obtain such financing, if and when it is needed, or that, if available, such financing will be available on terms the Company deems acceptable. If the Company does not have sufficient cash resources or availability under its then existing credit facilities, or if the Common Stock does not maintain sufficient value or potential acquisition candidates are unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company will be unable to successfully implement its acquisition strategy.

         The Company may substantially increase its level of indebtedness in the future to finance its acquisition program. The degree to which the Company is financially leveraged following such borrowings and the terms of the Company's indebtedness could have important consequences to shareholders, including that
(i) the Company's ability to obtain additional financing in the future for working capital and general corporate purposes, to make acquisitions, fund capital expenditures and pay dividends may be impaired, (ii) a substantial portion of the Company's cash flow from operations may have to be dedicated to the payment of the principal of and interest on its indebtedness, (iii) certain of the Company's borrowings may be at variable rates of interest, which will expose the Company to the risk of increased interest rates, (iv) the Credit Facility contains certain financial and restrictive covenants which could limit the ability of the Company to effect future debt or equity financings and may otherwise restrict corporate activities, and (v) the Company may be more highly leveraged than many of its competitors, which may place the Company at a competitive disadvantage.

Significant Intangible Assets

         As of December 31, 1997, $33.0 million, or 68.4%, of the Company's total assets represented intangible assets arising from the acquisition of the Founding Companies, of which $32.2 million was goodwill which is being amortized using an estimated life of principally 30 years and $0.8 million is acquired developed technology which is being amortized over a period of seven years. Goodwill is an intangible asset that represents the difference between the total purchase price of the acquisition of the Founding Companies and the amount of such purchase price allocated to the fair value of the net assets acquired. Goodwill and other intangibles are amortized over a period of time, with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income in that period. A reduction in net income resulting from the amortization of goodwill and other intangibles may have an adverse impact upon the market price of the Company's Common Stock. In addition, in the event of a sale or liquidation of the Company or its assets or a change in events or circumstances of the related businesses, there can be no assurance that the value of such intangible assets would be recovered. In addition, there can be no assurance these intangible assets will be fully realizable over their amortization period.

Importance of Development of New Services and Maintenance of Technological Capabilities

         The announcement or introduction of competing services or products incorporating new technologies or the emergence of new technical standards could render some or all of the Company's services or products unmarketable. The Company believes that its future success depends on its ability to enhance its current services or products and develop new services or products that address the increasingly sophisticated needs of its clients. The failure of the Company to develop and introduce enhancements and new services in a timely and cost-effective manner in response to changing technologies or client requirements could have a material adverse effect on the Company's business, financial condition or results of operations. Further, many of the Company's current services and products are non-proprietary in nature and there can be no assurance that the Company will be able to obtain the rights to use any such technologies, that it will be able to effectively implement such technologies on a cost-effective basis or that such technologies will not ultimately render obsolete the Company's role as a third party provider of document management services and products.

Competition

         The Company operates in a competitive environment. The document management services industry is highly fragmented and has relatively low barriers to entry. A significant source of competition is the in-house document handling capability of businesses within the Company's target markets, the so-called "unvended" part of the market. There can be no assurance that these businesses will outsource more of their document management needs or that other businesses will not bring in-house services that they currently outsource. In addition, certain of the Company's competitors are larger businesses, many of which have greater financial and other resources than the Company. Certain of these competitors operate in broader geographic areas than the Company, and others may choose to enter the Company's areas of operation in the future. In addition, there may be no assurance that other companies with greater resources than the Company will not enter the document management services industry in the future. Further, the Company intends to enter new geographic areas and expects to encounter significant competition from established competitors in each of such new areas. As a result of this competitive environment, the Company may lose clients or have difficulty in acquiring new clients, and its business, financial condition and results of operations may be adversely affected.

Reliance on Management and Personnel

         The Company's operations and future prospects are dependent on the performance of its executive management team, including Bruce M. Gillis, S. David Model, James D. Brown, Andrew R. Bacas and Richard D. Moseley. The Company will also be dependent on senior management of the Founding Companies and on the senior management of subsequently acquired businesses. If any of these people are unable or unwilling to continue in their present roles, or if the Company is unable to attract and retain other skilled employees, the Company's business, financial condition and results of operations could be materially and adversely affected.

         The Company's future success and plans for growth also depend on its ability to attract, train and retain personnel in all areas of its business. There is strong competition for qualified personnel in the document management services industry and in many of the geographic markets in which the Company competes. As of September 1, 1997, the federal minimum wage increased to $5.15 an hour and there can be no assurance that such rate will not be substantially increased in the future. In addition, California and other states have increased or may increase their minimum wage above the federal minimum. Increases in the minimum wage may cause the Company to increase wages to remain competitive. Accordingly, the Company's business, financial condition and results of operations may be adversely affected.

Potential Liability for Breach of Confidentiality

         A substantial portion of the Company's business involves the handling of documents containing confidential and other sensitive information. There can be no assurance that unauthorized disclosures of such information will not result in liability to the Company. It is possible that such liabilities could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Certain Markets

         The Company derives its revenues primarily from its target markets, including the health care, financial services and engineering industries. Fundamental changes in the business practices of any of these markets, whether due to regulatory, technological or other developments, could cause a material reduction in demand by such clients for the services offered by the Company. Any such reduction in demand may have a material adverse effect on the business, financial condition and results of operations of the Company.

Environmental Risks Related to Certain Operations of the Company

         Certain of the Company's operations utilize chemical products which are regulated under federal, state and local laws as hazardous substances, and produce wastes which are regulated under these laws. The Company is not currently aware of any environmental conditions relating to present or past waste generation at or from these facilities that would be likely to have a material adverse effect on the business, financial condition or results of operations of the Company. However, there can be no assurances that environmental liabilities will not have a material adverse effect on the business, financial condition and results of operations of the Company.

Effect of Potential Fluctuations in Quarterly Results of Operations

         The Company's results of operations are subject to variations in any given year, and from quarter to quarter. Factors that may cause material fluctuations in quarterly results of operations include the timing and structure of acquisitions, the timing and magnitude of costs related to such acquisitions, the gain or loss of significant clients, increases or reductions in the scope of services performed for significant clients, the timing or completion of significant projects, the relative mix of higher and lower margin projects, changes in pricing strategies, capital expenditures and other costs relating to the expansion of operations, the hiring or loss of personnel, and other factors that may be outside of the Company's control. In addition, because the anticipated financial benefits of the combination of the Founding Companies may not be generated immediately, the Company's initial results as a combined company may reflect corporate overhead that exceeds the realized benefits. As a result of the foregoing and other factors, the Company may experience material fluctuations in its results of operations on a quarterly basis, which may contribute to volatility in the price of its Common Stock. Given the possibility of such fluctuations, the Company believes that quarterly comparisons of the results of its operations during any fiscal year may not be meaningful and that results for any one fiscal quarter may not be indicative of future performance.

Casualty; Risk of Business Interruptions

         Certain types of casualty losses that may be experienced by the Company may not be fully insurable on a cost-effective basis. In the future, should uninsured losses or damages occur, the Company could lose both its investment in and anticipated profits from the affected property and may continue to be obligated on any leasehold obligations, mortgage indebtedness or other obligations related to such property. Any significant damage to the Company's facilities or other event that causes significant interruptions in the Company's operations may not be covered by insurance and could have a material adverse effect on the Company's business, financial condition or results of operations.

Public Sector Market and Contracting Risks

         Though a modest portion of the Company's present business involves public sector contracts, the Company anticipates a growing portion of its business coming from local, state and federal government agencies.

Public sector contracts are subject to detailed regulatory requirements and public policies, as well as to funding priorities. Contracts with public sector customers may be conditioned upon the continuing availability of public funds, which in turn depends upon lengthy and complex budgetary procedures, and may be subject to certain pricing constraints. Moreover, public sector contracts may generally be terminated for a variety of factors, including when it is in the best interests of the respective government. There can be no assurance that these factors or others unique to contracts with governmental entities will not have a material adverse effect on the Company's future business, financial condition and results of operations.

Substantial Influence of Management and Existing Shareholders

         As of March 23, 1998, the former shareholders of the Founding Companies and the directors and other executive officers of the Company, and entities affiliated with them, beneficially own approximately 37.0% of the outstanding shares of Common Stock of the Company and are likely to continue to exercise substantial control over the Company's affairs. These shareholders acting together would likely be able to elect a sufficient number of directors to control the Board of Directors of the Company and to approve or disapprove most matters submitted to a vote of shareholders.

Possible Volatility of Stock Price

         The market price for the Common Stock of the Company may be highly volatile. Prices for its Common Stock will be determined by the marketplace and may be influenced by many factors, including the depth and liquidity of the trading market, investor perception of the Company and general economic and market conditions and trends. In addition, factors such as the Company's financial results, quarterly variations in the Company's financial results, changes in earnings estimates by analysts, reported earnings that vary from such estimates, press releases by the Company or others, and developments affecting the Company or its industry generally may have a significant impact on the market price of its Common Stock. The stock market has, on occasion, experienced extreme price and volume fluctuations which have often been unrelated to the operating performance of the affected companies.

Potential Effect of Shares Eligible for Future Sale on Price of Common Stock

         Sales, or the possibility of sales, of substantial amounts of its Common Stock in the public market by the Company's existing shareholders could adversely affect the market price of the Company's Common Stock. As of March 23, 1998, there were an aggregate of 5,552,755 shares of the Company's Common Stock outstanding. Of these, 3,100,000 shares that were sold in the Offering are freely tradeable without restriction or further registration under the Securities Act, unless such shares were purchased by "affiliates" of the Company as that term is defined in Rule 144 under the Securities Act.

         Simultaneously with the closing of the Offering, the Company issued, in the aggregate, 1,283,177 shares of Common Stock as a portion of the consideration for the acquisition of the Founding Companies. Such shares and the 1,154,259 shares of Common Stock purchased by certain shareholders prior to the Offering are "restricted securities" as that term is defined in Rule 144 under the Securities Act ("Restricted Shares"). Restricted Shares may be sold in the public market only if registered or if they qualify for an exemption from registration under the Securities Act. As a result of the contractual restrictions described below and certain exemptions under the Securities Act, the Restricted Shares will be eligible for sale in the public market as follows:
(i) 765,769 shares will be eligible for sale upon expiration of the lock-up agreements after 180 days from December 4, 1997; (ii) 388,490 shares will become eligible for sale at various times between six months and one year from December 4, 1997; and (iii) 1,283,177 shares will be eligible for sale pursuant to the provisions of Rule 144 on December 4,

         1998. Additionally, 367,500 shares of Common Stock may be acquired upon the exercise of outstanding stock options granted upon completion of the Offering to certain directors and officers of the Company which vest over a period of three years. Subsequent to December 31, 1997, the Company issued 15,319 restricted shares of Common Stock as partial consideration in connection with the acquisition of two document management companies. Such shares will be eligible for sale in the public market pursuant to the provisions of Rule 144 one year after their respective issuances.


         The Company has reserved for future issuances an additional 232,500 shares of Common Stock under its 1997 Incentive Plan and 250,000 shares for future issuances under its Employee Stock Purchase Plan. The Company has registered the shares issuable upon exercise of options granted under such plans and such shares are eligible for resale in the public market. Further, the Company intends to register 2,000,000 shares of Common Stock on a shelf registration to be utilized as consideration for future acquisitions, if any. Upon issuance, such shares generally will be eligible for resale in the public market. The Company, the Company's directors and officers, and certain shareholders of the Company have agreed not to offer, sell or otherwise dispose of any shares of Common Stock or any securities exercisable for or convertible into Common Stock for a period of 180 days from December 4, 1997 without the prior written consent of William Blair & Company, L.L.C., a managing underwriter of the Offering, except for the sale by the Company of shares of Common Stock in acquisition transactions (so long as the persons receiving such Common Stock agree to be similarly restricted for the remainder of the 180 day lock-up period). The shareholders of Founding Companies who received shares of Common Stock as consideration for the acquisitions of the Founding Companies have agreed not to offer, sell or otherwise dispose of such shares until December 9, 1998, except for transfers to immediate family members who agree to be bound by such restrictions. Notwithstanding the preceding, shareholders of the Founding Companies who received shares of Common Stock pursuant to the acquisitions and all shareholders of ImageMax prior to the offering have been granted certain "piggyback" registration rights permitting them to include their shares in certain future registration statements filed by the Company.

Possible Anti-Takeover Effect of Certain Articles, Bylaw and Statutory
Provisions

         Certain provisions of the Company's Amended and Restated Articles of Incorporation (the "Articles") and Amended and Restated Bylaws (the "Bylaws") could delay or frustrate the removal of incumbent directors, discourage potential acquisition proposals and proxy contests and delay, defer or prevent a change in control of the Company, even if such events could be beneficial, in the short term, to the interests of the shareholders. For example, the Articles allow the Company to issue preferred stock with rights senior to those of the Common Stock without shareholder action and provide that the Company's shareholders may call a special meeting of shareholders only upon a request of shareholders owning at least 50% of the Company's capital stock. The Bylaws provide for the Board of Directors of the Company to be divided into three classes of directors serving three-year staggered terms and that directors may be removed only for cause.

         The Articles authorize the issuance of up to 40,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, no par value per share (the "Preferred Stock"). The Board of Directors of the Company will have the power to determine the price and terms under which any such Preferred Stock may be issued and to fix the terms thereof. The ability of the Board of Directors of the Company to issue one or more series of Preferred Stock without shareholder approval, as well as certain applicable statutory provisions under the Pennsylvania Business Corporation Law of 1988, as amended (the "BCL"), could deter or delay unsolicited changes in control of the Company by discouraging open market purchases of the Common Stock or a non-negotiated tender or exchange offer for such stock, which may be disadvantageous to the Company's shareholders who may otherwise desire to participate in such transaction and receive a premium for their shares.

         The BCL contains a number of statutory "anti-takeover" provisions applicable to the Company. One such BCL provision prohibits, subject to certain exceptions, a "business combination" with a shareholder or group of shareholders (and certain affiliates and associates of such shareholders) beneficially owning more than 20% of the voting power of a public corporation (an "interested shareholder") for a five-year period following the date on which the holder became an interested shareholder. This provision may discourage open market purchases of a corporation's stock or a non-negotiated tender or exchange offer for such stock and, accordingly, may be considered disadvantageous by a shareholder who would desire to participate in any such transaction. The BCL also provides that directors may, in discharging their duties, consider the interests of a number of different constituencies, including shareholders, employees, suppliers, customers, creditors and the community in which it is located. Directors are not required to consider the interests of shareholders to a greater degree than other constituencies' interests. The BCL expressly provides that directors do not violate their fiduciary duties solely by relying on poison pills or the anti-takeover provisions of the BCL.

Absence of Dividends

         The Company has never declared or paid cash dividends on its Common Stock and currently intends to retain all available funds for use in the operation and expansion of its business. The Company does not anticipate that any cash dividends on the Common Stock will be declared or paid in the foreseeable future.

ITEM 2.  PROPERTIES

         The Company's headquarters offices are in Conshohocken, Pennsylvania occupying 2,955 square feet which it maintains under a lease expiring in February 1999. In addition, as of December 31, 1997, the Company conducted operations through one owned and 22 other leased facilities in 13 states containing, in the aggregate, approximately 341,000 square feet. The Company's principal facilities are summarized in the following table:

                 APPROXIMATE
LOCATION        SQUARE FOOTAGE             PRINCIPAL USE(S)
--------        --------------             ----------------
Tempe, AZ             8,800     Document management operations, offices
Emeryville, CA       24,000     Document management operations, offices
Emeryville, CA       16,000     Warehouse
Sacramento, CA        6,000     Document management operations
Marietta, GA          3,200     Document management operations, offices
Chesterton, IN*      41,000     Offices, document management operations
Chesterton, IN       11,000     Warehouse
Monroe, LA           65,000     Retail, document management operations, offices
Shreveport, LA        4,000     Offices
Stoughton, MA        47,000     Document management operations, offices
Worcester, MA         4,800     Document management operations, offices
Lincoln, NE           4,300     Document management operations, offices
Lincoln, NE           6,900     Warehouse, offices
Millwood, NY          1,000     Offices
Dayton, OH           12,500     Document management operations, offices
Eugene, OR           11,400     Document management operations, offices
Eugene, OR            2,300     Warehouse
Portland, OR         13,500     Document management operations, offices
Portland, OR          2,200     Document management operations, offices

Cayce, SC            20,000      Document management operations, offices
Cleveland, TN        12,000      Document management operations, offices
Forest, VA           21,500      Document management operations, offices
Richmond, VA          1,300      Offices

* owned facility

         The Company believes that its properties are generally well maintained, in good condition and adequate for its present needs, and that suitable additional or replacement space will be available when needed. The Company owns or leases under both operating and capital leases substantial computer, scanning and imaging equipment which it believes to be adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is from time to time a party to litigation arising in the ordinary course of its business. The Company is not subject to any pending material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's executive officers and their respective ages and positions are as follows:

   NAME                 AGE                     POSITION
   ----                 ---                     --------

Bruce M. Gillis......   41    Chief Executive Officer and Chairman of the Board
                              of Directors
S. David Model.......   40    President and Chief Operating Officer
Andrew R. Bacas......   39    Senior Vice President - Corporate Development,
                              Secretary and Director
James D. Brown.......   40    Senior Vice President - Finance, Chief Financial
                              Officer and Treasurer
Richard D. Moseley*..   36    Chief Information Officer

* Employment effective as of April 1998.

Bruce M. Gillis is a founder of the Company and has been the Company's Chief Executive Officer and Chairman of the Board of Directors since its inception. From September 1996 through the present, Mr. Gillis has been President of GBL Capital Corporation, an investment concern founded by Mr. Gillis, Andrew R. Bacas and a third party to develop the concept that ultimately became ImageMax. ImageMax had a management agreement with GBL Capital Corporation until the Offering, however, Mr. Gillis ceased day-to-day activity with GBL Capital Corporation when he became a full-time employee of ImageMax in August 1997. From December 1994 until the present, Mr. Gillis has been President of Villanova Investment Corp., a personal S Corporation vehicle from which he performed strategy and investment management consulting prior to the formation of GBL Capital Corporation. From 1989 to 1994, Mr. Gillis served as a Senior Vice President of Cedar Point Partners LP, an equity investment firm engaged in management buyouts. During that period, he was actively involved in the management of Liebhardt Mills, Inc., a national bedding manufacturer, of which he was Vice President-Finance. Mr. Gillis has served as a director of Liebhardt Mills, Inc. since 1989. From 1980 to 1983 and 1985 to 1988, Mr. Gillis served as a consultant with McKinsey & Co., Inc., a global strategy consulting firm. Mr. Gillis has an undergraduate degree in Economics from Yale University and an MBA from Stanford University.

S. David Model has been the Company's President and Chief Operating Officer since he joined the Company in August 1997. From 1987 to August 1997, Mr. Model was employed by Teleflex Incorporated, a diversified manufacturer of automotive, marine, industrial, aerospace and medical products, and has held several management positions in various subsidiaries of Teleflex Incorporated's Aerospace Group, from Sales and Engineering Manager of the Airfoil Management Division to Executive Vice President, Airfoil Technologies International, LLC. Mr. Model has an undergraduate degree in Engineering from Yale University and an MBA from the Wharton School of the University of Pennsylvania.

Andrew R. Bacas is a founder of the Company and has been a director since its inception. Mr. Bacas joined GBL Capital Corporation in May 1997 and began serving as the Company's Senior Vice President - Corporate Development since August 1997. From 1992 to May 1997, Mr. Bacas was an associate and later a Vice President - Corporate Finance of Simmons & Company International, an investment bank to the international oil service and equipment industry. From 1991 to 1992, Mr. Bacas was a financial analyst for the Upstream Business Unit at Exxon Company, USA. From 1984 to 1991, Mr. Bacas was a Naval Flight Officer in the United States Navy. Mr. Bacas has an undergraduate degree in Engineering from Yale University and an MBA from the Wharton School of the University of Pennsylvania.

James D. Brown has been the Chief Financial Officer of the Company since he joined the Company in August 1997. From March 1996 to August 1997, Mr. Brown was the Chief Financial Officer of LMR Holdings, Inc., a textile component manufacturer. In 1995, Mr. Brown was a consultant specializing in accounting controls and financing. From 1990 to 1994, Mr. Brown was a controller and Chief Financial Officer of various operating companies of Joseph Littlejohn & Levy, a merchant bank. Mr. Brown has an undergraduate degree in Economics from Hamilton College and a Masters degree in Accounting from New York University. Mr. Brown is a certified public accountant.

Richard D. Moseley will assume the role of Chief Information Officer in April 1998. Mr. Moseley has served as the Chief Information Officer for Liebhardt Mills, Inc. where he developed significant expertise in enterprise-wise systems and electronic commerce. Mr. Moseley earned a MBA from Stanford University and an undergraduate degree from Brown University.

Founding Company Management. Other significant employees of the Company are as follows:

       Gary D. Blackwelder, age 41, served as President of I(2) Solutions from 1989 until its acquisition by the Company.

       Mark Creglow, age 39, co-founded DDS in 1994 and served as its Vice President from its inception until its acquisition by the Company. Prior to founding DDS, Mr. Creglow was Regional Sales Manager for Distribution Management Systems, Inc.

       David L. Crowder, age 41, joined TPS in 1978, and served as its President from 1990 until its acquisition by the Company.

       Carmen DiMatteo, age 62, joined Spaulding in 1960 and served as its President from 1996 until its acquisition by the Company.

       Jeffry P. Kalmon, age 48, joined TIMCO in 1984 as a sales representative and served as its President from 1996 until its acquisition by the Company.

       Rex Lamb, age 39, founded DTI in 1991 and served as its President from inception until its acquisition by the Company. Mr. Lamb co-founded DDS in 1994 and served as its President since inception until its acquisition by the Company. Mr. Lamb has an undergraduate degree in Education from the University of Nebraska. Mr. Lamb a director of the Company.

       Ovidio Pugnale, age 63, joined IMS's predecessor originally in 1980 as its General Manager and became IMS's President in 1986. Prior to joining IMS, Mr. Pugnale served 26 years as an officer in the United States Air Force.

       Ellen Rothschild-Taube, age 40, co-founded IDS in 1989 and served as its Vice President from its inception until its acquisition by the Company.

       John E. Semasko, age 52, acquired OMI in 1975 and served as its President from its inception until its acquisition by the Company. Mr. Semasko has an undergraduate degree in Forestry from Rutgers University. Mr. Semasko is a director of the Company.

       Mary Jane Semasko, age 50, served as Vice President of OMI from its inception in 1975 until its acquisition by the Company.

       Mitchell J. Taube, age 40, co-founded IDS in 1989 and served as IDS's President from its inception until its acquisition by the Company. Mr. Taube currently serves on the AIIM Service Company Executive Committee.

       David C. Utz, Jr., age 41, has served as a member of the Board of Directors of the Company since its inception. Mr. Utz served as Chairman of the Board and Chief Executive Officer of AMMCORP from August 1988 until its acquisition by the Company. Mr. Utz previously worked in administrative and financial capacities for Fairview Health System, a multi-hospital holding company, located in Minneapolis, Minnesota. Mr. Utz has an undergraduate degree in Business Administration from the University of Minnesota.

       David C. Yezbak, age 31, served as President of CodaLex, Laser Graphics and I(3) from 1995 until their acquisition by the Company. Previously, he served as Vice President of CodaLex from 1992 to 1995.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

      The Company's Common Stock trades on the Nasdaq National Market under the symbol "IMAG." Shares of the Company's Common Stock were first traded publicly on December 4, 1997 in connection with the Offering at a price to the public of $12.00 per share. The following table sets forth, for the periods indicated, the high and low closing prices per share of the Common Stock, as reported on the Nasdaq National Market, since the Offering in December 1997.

                                     High                  Low
                                    ------                -----
1997 Fourth Quarter (from          $ 12 1/16              $ 10
December 4, 1997)

1998 First Quarter (through        $ 11 3/8               $  7 1/4
March 23, 1998)

      On March 23, 1998, the closing bid price for a share of Common Stock as reported by the Nasdaq National Market was $7 1/4 and the number of holders of record of the Company's Common Stock was 55. The Company has not paid any dividends since its inception and currently intends to retain all earnings for use in its business. In addition, the Company is subject to certain restrictions with respect to the payment of dividends on its Common Stock, pursuant to the provisions contained in the Credit Facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The declaration and payment of dividends in the future will be determined by the Company's Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors.

      On November 26, 1997, the Company effected a 0.846154 for 1 reverse stock split. All references to shares and per share amounts with respect to the Common Stock contained in this Annual Report have been retroactively restated to reflect the reverse stock split.

      In April 1997, the Company sold 105,000 shares of convertible Preferred Stock (which converted into 88,847 shares of Common Stock upon completion of the Offering) to certain of its founding shareholders and two additional accredited investors for an aggregate consideration of $105,000.

      In June 1997, the Company sold 97,308 shares of Common Stock to certain of its officers for an aggregate consideration of $230,000.

      On September 11, 1997, the Company sold 63,462 shares of Common Stock to an accredited investor for an aggregate consideration of $300,000 and 269,125 shares of convertible Preferred Stock (which converted into 227,719 shares of Common Stock upon completion of the Offering) to 17 accredited investors for an aggregate consideration of $1,077,000.

      Upon closing of the acquisitions of the Founding Companies, the Company issued an aggregate of 1,283,177 shares of Common Stock for an aggregate purchase price of $13.1 million (based on a discount of 15% from the Offering price of $12.00 per share) as partial consideration for the Founding Companies.

      The foregoing described issuances of securities in 1997 did not involve underwriters and were exempt from registration under the Securities Act by virtue of the exemption provided by Section 4(2) thereof for transactions not involving any public offering.

      The Company provides the following information regarding the Offering:

      The Offering of 3,100,000 shares of Common Stock was effected pursuant to a registration statement on Form S-1 (No. 333-35567) declared effective by the Commission on December 3, 1997. The Offering commenced on December 4, 1997 and terminated after all securities were sold. The managing underwriters were William Blair & Company, L.L.C. and Janney Montgomery Scott Inc. The Company sold all 3,100,000 shares that were registered. There were no selling security holders.

      The gross proceeds of the Offering were $37.2 million. The Company estimates that expenses incurred in connection with the issuance and distribution of the securities registered amounted to $6.7 million, comprised of $2.6 million for underwriting discounts and commissions and $4.1 million for other expenses. The Company did not pay any finders' fees or expenses to or for underwriters in connection with the Offering. Other than the portion of underwriting discounts and commissions paid to one of the managing underwriters, which presently beneficially owns in excess of 10% of the Common Stock, none of the above-mentioned expenses represented direct or indirect payments to (i) directors or officers of the Company or their associates, (ii) persons owning ten percent (10%) or more of any class of equity security of the Company, or
(iii) affiliates of the Company. After deduction of expenses, the net proceeds to the Company totaled $30.5 million.

      As described in the Company's registration statement, simultaneously with the consummation of the Offering, the Company acquired the Founding Companies. In addition to the issuance of Common Stock as described above, the net proceeds of the Offering, supplemented by cash on hand and operating income through December 31, 1997, was used to fund the acquisitions of the Founding Companies, including: (i) $27.1 million cash portion of the purchase price for the Founding Companies; (ii) $3.3 million of indebtedness net of cash acquired assumed from the Founding Companies and repaid by the Company; and (iii) $0.5 million to pay transaction fees associated with such acquisitions. The Company did not use any of such proceeds for the construction of plant, building and facilities, the purchase and installation of machinery and equipment or the purchase of real estate.

      Of the cash portion of the purchase price of the acquisitions of the Founding Companies, approximately $9.7 million represents the purchase price paid for certain Founding Companies which are affiliated with persons who are officers, directors or 5% shareholders of the Company. Of the indebtedness repaid, approximately $2.6 million was an obligation of a Founding Company whose shareholder is a director of the Company and approximately $77,000 was comprised of obligations of two Founding Companies, certain shareholders of which were elected as directors of the Company after the Offering.

      Other than as set forth above, none of the above-mentioned uses of proceeds represented direct or indirect payments to (i) directors or officers of the Company or their associates, (ii) persons owning ten percent (10%) or more of any class of equity security of the Company or (iii) affiliates of the Company.

      The amount of proceeds used to fund the acquisitions of the Founding Companies was $2.2 million greater than was estimated in the Company's prospectus used for the Offering. As disclosed in the prospectus, the use of proceeds reflected in the prospectus was based upon the Founding Companies' September 30, 1997 pro forma balance sheets, while the actual purchase price was in part determined by the net book value of assets, working capital and debt balances of the Founding Companies as of the date of their acquisition.

ITEM  6.       SELECTED CONSOLIDATED FINANCIAL DATA

      The selected historical consolidated financial data presented below have been derived from the Company's consolidated financial statements for each of the periods indicated. The data set forth below is qualified by reference to and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included as Items 7 and 8 in this Annual Report.

STATEMENT OF OPERATIONS DATA:


                                                                                           From inception
                                                                      Year Ended         (November 12, 1996)
                                                                   December 31, 1997     to December 31, 1996
                                                                   -----------------     --------------------
                                                                     (in thousands, except per share data)

Revenues:

      Services                                                            $ 2,344                $  --
      Products                                                                767                   --
                                                                          -------                -------
                                                                            3,111                   --
                                                                          -------                -------
Cost of Revenues:

      Services                                                              1,603                   --
      Products                                                                524                   --
      Depreciation                                                             94                   --
                                                                          -------                -------
                                                                            2,221                   --
                                                                          -------                -------

               Gross Profit                                                   890

Selling, General and Administrative Expenses                                2,074                     23
Special Compensation Charge                                                 2,235                   --
Acquired in-process Research and Development Charge                         4,000                   --
Amortization of Intangibles                                                   112                   --
                                                                          -------                -------

               Operating Loss                                              (7,531)                   (23)

Interest Expense, Net                                                           8                   --
                                                                          -------                -------

Net Loss                                                                  $(7,539)               $   (23)
                                                                          =======                =======
Basic and Diluted Loss per Share                                          $ (8.13)               $ (0.04)
                                                                          =======                =======
Weighted Average Number of Common Shares Outstanding                          928                    550
                                                                          =======                =======


BALANCE SHEET DATA:                                                                December 31,
                                                                                  (in thousands)
                                                                          ------------------------------
                                                                            1997                  1996
                                                                          -------                -------
   Cash and Cash Equivalents.....................................         $ 1,310                $    62
   Working Capital ..............................................           2,994                     57
   Total Assets..................................................          48,228                     62
   Long-term Debt, less Current Portion..........................             342                     --
   Shareholders' Equity..........................................          40,018                     57


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Company's financial statements and related notes thereto and the "Selected Consolidated Financial Data" set forth in Item 6 of this Annual Report. Except for the historical information contained herein, this and other sections of this Annual Report contain certain forward-looking statements that involve substantial risks and uncertainties. When used in this Annual Report, the words "anticipate," "believe," "estimate," "expect", and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in "Business--Risk Factors."

Introduction

        ImageMax was founded in November 1996 to become a leading, national single-source provider of integrated document management solutions. See "Business." The Company's revenues are derived from a broad range of media conversion, storage and retrieval services, the sale of proprietary, open-architecture software products which support digital imaging and indexing services and the sale and service of a variety of document management equipment.

        Prior to their acquisitions, the Founding Companies have been managed throughout the periods presented as independent private companies, and their results of operations reflect different tax structures (S corporations and C corporations) which have influenced, among other things, their historical levels of owners' compensation. Certain former owners and key employees of the Founding Companies have agreed to certain reductions in their historical compensation subsequent to the Offering.

        The Company has begun and will continue to integrate the Founding Companies and their operations and administrative functions over a period of time. This integration process may present opportunities to reduce costs through the elimination of duplicative functions and through economies of scale, but will also necessitate additional costs and expenditures for corporate management and administration (including costs related to the hiring of additional management personnel), corporate expenses related to being a public company, systems integration and facilities expansion. These costs and possible cost-savings may make comparison of historical operating results not comparable to, or indicative of, future performance.

        The Company's revenues consist of service revenues, which are generally recognized as the related services are rendered, and product revenues which are recognized when the products are shipped to clients. Service revenues are primarily derived from media conversion, storage and retrieval, imaging and indexing of documents, and the service of imaging and micrographic equipment sold. Product revenues are derived from equipment sales and software sales and support. Cost of revenues consists principally of the costs of products sold and wages and related benefits, supplies, facilities and equipment expenses associated with providing the Company's services. Selling, general and administrative ("SG&A") expenses include salaries and related benefits associated with the Company's executive and senior management, marketing and selling activities (principally salaries and related costs), and financial and other administrative expenses.

         In July 1996, the Commission issued Staff Accounting Bulletin No. 97 ("SAB 97") relating to business combinations immediately prior to an initial public offering. SAB 97 requires that these combinations be accounted for using the purchase method of acquisition accounting. Under the purchase method, one of the companies must be designated as the accounting acquiror. In the Offering, ImageMax was identified as the accounting acquiror. Accordingly, the sum of $32.2 million, net of amortization, is reflected as goodwill and developed technology on the Company's balance sheet. Goodwill will be amortized as a non-cash charge to the income statement principally over a 30-year period and developed technology of $0.8 million will be amortized over a seven-year period. The annual pro forma impact of this amortization expense is $1.2 million, of which $0.8 million is non-deductible for tax purposes. Accordingly, the Company will have an effective tax rate higher than the statutory rate. Prior to the issuance of SAB 97, goodwill and related amortization expense were not required to be recorded for most business combinations similar to the acquisitions of the Founding Companies.

Historical Results of Operations

Year ended December 31, 1997

        The results of operations for the year ended December 31, 1997 include the revenues, cost of revenues and SG&A expenses for the Founding Companies only from December 9, 1997, the date of their acquisitions.

        Revenues and Cost of Revenues. Revenues and cost of revenues for the year ended December 31, 1997 consisted entirely of the operating results of the Founding Companies from December 9, 1997. Prior to the acquisitions of the Founding Companies, the Company generated no operating revenues.

        Selling, General and Administrative Expenses. SG&A expenses amounted to $2.1 million for the year ended December 31, 1997. These expenses consisted primarily of Founding Companies' administrative expenses and of management fees paid to GBL Capital Corporation, including $0.5 million pursuant to a management agreement.

        Special Compensation Charge. In 1997, the Company sold a total of 259,135 shares of Common Stock to officers and directors of ImageMax and to certain management personnel of the Founding Companies, at prices of $1.18, $2.36 and $4.73 per share. As a result, the Company recorded a non-recurring, non-cash compensation charge of approximately $2.2 million, representing the difference between the amount paid for the shares and the deemed value for accounting purposes (based on the Offering price of $12.00 per share).

        Acquired In-process Research and Development Charge. In connection with the acquisition of DDS, the Company incurred a one-time charge of $4.0 million for acquired in-process research and development relating to the value of certain software development projects underway as of the acquisition of DDS.

From Inception to December 31, 1996

        Selling, General and Administrative Expenses. SG&A expenses amounted to $23,000 in the period from inception of ImageMax (November 12, 1996) to December 31, 1996. These expenses consist primarily of management fees paid to GBL Capital Corporation and administrative expenses.

Supplemental Pro Forma, as Adjusted results of Operations for the year ended December 31, 1997 compared to the Supplemental Pro Forma, as Adjusted results of Operations for the year ended December 31, 1996.

        For purposes of discussion, the following table presents supplementary pro forma, as adjusted results of operations as if the acquisitions of the Founding Companies and the Offering occurred on January 1, 1996. Such results are not necessarily indicative of the results the Company would have obtained had these events actually then occurred or of the Company's future results. Management believes the following presentation is informative in analyzing the business.

                                                              Supplemental Pro Forma, as Adjusted
                                                                for the Year Ended December 31,
                                                     -----------------------------------------------------
                                                                         (in thousands)
                                                               1997                         1996
                                                     ----------------------         ----------------------
Revenues:

   Services .......................................  $ 35,898          73.4%        $ 31,553          72.9%
   Products .......................................    13,032          26.6           11,703          27.1
                                                     --------         -----         --------         -----
                                                       48,930         100.0           43,256         100.0
                                                     --------         -----         --------         -----
Cost of Revenues:(1)

   Services .......................................    22,914          46.8           20,267          46.9
   Products .......................................     8,695          17.8            8,968          20.7
   Depreciation ...................................     1,317           2.7            1,408           3.3
                                                     --------         -----         --------         -----

                                                       32,926          67.3           30,643          70.8
                                                     --------         -----         --------         -----

            Gross Profit ..........................    16,004          32.7           12,613          29.2

Selling, General and Administrative Expenses (2) ..    11,367          23.2           11,198          25.9
Executive Compensation (3) ........................       610           1.2              610           1.4
Special Compensation Charge (4) ...................     2,235           4.6               --            --
Founding Companies' Transaction Costs (5) .........       742           1.5               --            --
Amortization of Intangibles (6) ...................     1,195           2.4            1,195           2.8
                                                     --------         -----         --------         -----

            Operating Loss ........................      (145)         (0.3)            (390)         (0.9)

Interest Expense (7) ..............................        70           0.1               70           0.2
Interest Income ...................................       (94)         (0.2)             (98)         (0.2)
                                                     --------         -----         --------         -----

            Loss Before Income Taxes ..............      (121)         (0.2)%           (362)         (0.8)%

Income Tax Provision (8) ..........................     1,139           2.3              169           0.4
                                                     --------         -----         --------         -----

Net Loss ..........................................  $ (1,260)         (2.6)%       $   (531)         (1.2)%
                                                     ========         =====         ========         =====

---------------

(1) Includes a pro forma adjustment to increase cost of revenues to reflect the Company's new operating leases on facilities at certain Founding Companies.

(2) Reflects a pro forma reduction in compensation to the former owners of the Founding Companies to which they have agreed prospectively. SG&A expenses include compensation costs associated with positions eliminated or which will be eliminated in connection with the acquisitions of the Founding Companies, including the retirement of four senior Founding Companies' executives and other identified head-count reductions totaling $650,000 for each of the years ended December 31, 1997 and 1996, respectively.

(3) Represents compensation of $610,000 annually based upon employment agreements with the Company's executive management.

(4)      Represents a non-recurring, non-cash special compensation charge. See
         Note 10 to the Consolidated Financial Statements.

(5) Reflects non-recurring transaction costs incurred by the Founding Companies in connection with their acquisitions.

(6) Represents amortization on the $32.2 million of goodwill recorded as a result of the acquisitions of the Founding Companies over an estimated life of principally 30 years and amortization of acquired developed technology of $0.8 million over an estimated life of seven years. Excludes a charge of $4.0 million for acquired in-process research and development. See Note 3 to the Consolidated Financial Statements.

(7) Pro forma, as adjusted, operating results include adjustments to reflect the elimination of interest expense resulting from the repayment of debt paid from the net proceeds of the Offering.

(8) Reflects an estimated corporate income tax rate of 39.3% before considering the non-deductibility of approximately $0.8 million of annual amortization of intangible assets and the $2.2 million special compensation charge.

Supplemental Pro Forma, as adjusted, Results of Operations for the Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996

Revenues

         Total Revenues. Revenues increased $5.7 million, or 13.1%, from approximately $43.3 million in 1996 to $48.9 million in 1997. Service revenues increased 13.8% and comprised 72.9% of total revenues in 1996 as compared to 73.4% in 1997. Product revenues increased 11.4% and comprised 27.1% of total revenues in 1996 as compared to 26.6% in 1997.

         Service Revenues. Service revenues increased $4.3 million, or 13.8%, from $31.6 million in 1996 to $35.9 million in 1997. This increase was primarily due to: (1) $1.1 million resulting from increased utilization of excess media conversion capacity at production facilities in the South Carolina and Arizona business units; (2) $1.0 million resulting from the addition of several major recurring media conversion accounts in the Virginia business unit; (3) $1.4 million resulting from sales force additions and several major projects at the Company's off-shore data entry business unit; and (4) $0.4 million resulting from a variety of projects in the Ohio business unit reflecting the development of an in-house sales function established during 1996.

         Product Revenues. Product revenues increased $1.3 million, or 11.4%, from $11.7 million in 1996 to $13.0 million in 1997. This increase was primarily due to: (1) $0.7 million resulting from unit volume increases in digital imaging software sales to other document management companies and end-users; and (2) $0.6 million resulting from unit volume increases in hardware sales (principally equipment) in the Oregon and Louisiana business units.

Cost of Revenues

         Cost of Services. Cost of services increased $2.6 million, or 13.1%, from $20.3 million in 1996 to $22.9 million in 1997. As a percentage of service revenues, cost of services amounted to 64.2% in 1996 as compared to 63.8% in 1997. The decrease in cost of services as a percentage of service revenues of 0.4% was primarily due to: (1) a decrease resulting from economies of scale and improved conversion methods in the Ohio business unit; (2) a decrease resulting from an increase in off-shore data entry revenue with principally fixed project management costs; (3) a decrease resulting from a change in the sales mix to higher margin digital imaging services in the Arizona business unit; (4) an offsetting increase resulting from incrementally higher service costs on larger revenue volumes in the Virginia business unit; and (5) an offsetting increase resulting from a shift in service mix in the Massachusetts business unit.

         Cost of Products. Cost of products decreased $0.3 million, or 3.0%, from $9.0 million in 1996 to $8.7 million in 1997. As a percentage of product revenues, cost of products amounted to 76.6% in 1996 as compared to 66.7% in 1997. The decrease in cost of products as a percentage of product revenues was primarily due to: (1) a decrease resulting from higher product sales in the Massachusetts and Oregon business units; (2) a shift in mix within software sales, and to the low incremental cost of additional software sales spread over an increased revenue base; and (3) an offsetting increase resulting from lower product sales in the Arizona and Ohio business units.

         Depreciation. Depreciation decreased $0.1 million, or 6.5%, from $1.4 million in 1996 to $1.3 million in 1997.

Gross Profit

         As a result of the higher service and product revenues and a decline in associated costs of services and products as described above, gross profit increased $3.4 million, or 26.9%, from $12.6 million in 1996 to $16.0 million in 1997.

Selling, General and Administrative Expenses, Executive Compensation and Founding Companies' Transaction Costs

         In 1997, the Founding Companies incurred approximately $0.7 million of transaction costs in connection with their acquisition by the Company, which primarily consisted of outside accounting and legal fees. The Company also incurred additional SG&A expenses of $0.6 million for its corporate function in 1997, excluding executive management compensation, as compared to no material expenses in 1996. Corporate SG&A expenses included $0.3 million of Company formation costs (primarily audit and other public company expenses) triggered by the Offering in December 1997. Excluding Founding Company transaction costs and corporate SG&A expenses, SG&A expenses and executive compensation amounted to $10.7 million in 1997, a decline of $0.5 million from 1996. This decline is primarily attributable to $0.2 million in non-recurring severance costs incurred in 1996 and payroll and other cost reduction measures incurred by business unit management to improve profitability. In 1996 and 1997, SG&A expenses included $650,000, for each year, of compensation costs associated with positions that have been eliminated in connection with the acquisitions of the Founding Companies.

Amortization of Intangible Assets

         Amortization of $1.2 million in 1996 and 1997 consists primarily of the estimated amortization of intangible assets (principally goodwill) related to the acquisitions of the Founding Companies, as though they had taken place on January 1, 1996.

Operating Loss

         Operating loss was decreased by $245,000, from an operating loss of $390,000, or 0.9% of total revenues, in 1996 to an operating loss of $145,000, or 0.3% of total revenues, in 1997. Excluding the $2.2 million special compensation charge, operating income amounted to $2.1 million, or 4.3% of the total revenues, in 1997, an increase of $2.5 million as compared to 1996.

Interest Income (Expense)

         Interest income, net of interest expense, was $28,000 in 1996 and $24,000 in 1997.

Income Tax Provision

         The income tax provision increased $1.0 million in 1997 from $169,000 in 1996 to $1.1 million in 1997. Excluding the $2.2 million special compensation charge, the effective tax rate for 1997 was 53.8%. In each year, the effective tax rate exceeds the statutory rate as a result of non-deductible items, primarily amortization of intangible assets. The impact of non-deductible amortization on the Company's effective tax rate will tend to diminish as income before income taxes increases. Prior to their acquisitions, the Founding Companies were operated as separate entities for tax purposes in each year.

Net Loss

         Net loss amounted to $0.5 million in 1996 as compared to $1.3 million in 1997. Excluding the $2.2 million special compensation charge, net income amounted to $1.0 million in 1997, an increase of $1.5 million as compared to 1996.

Liquidity and Capital Resources

         At December 31, 1997, the Company had cash and cash equivalents of $1.3 million and working capital of $3.0 million. Pursuant to the Offering, the Company raised net proceeds of $30.5 million, substantially all of which was used to fund the acquisitions of the Founding Companies, including the retirement of Founding Companies' debt of $3.3 million (net of cash acquired). In 1996, cash used in operating activities was $18,000. In 1997, cash provided by operating activities was $186,000. From inception through the effective date of the Offering (December 3, 1997), ImageMax had cash provided from financing activities of $1.7 million raised from private equity financings.

         In March 1998, the Company entered into the Credit Facility which provides a revolving line of credit of $30 million. Under the terms of the Credit Facility, the Company may borrow up to $25 million to finance future acquisitions and up to $5 million for working capital purposes. Outstanding working capital advances of up to $2 million may be made in the form of standby letters of credit for an applicable fee. The Credit Facility is secured by substantially all of the assets of the Company. Borrowings under the Credit Facility bear interest at prime, LIBOR plus a margin ranging from 1.5% to 2.5% based upon the ratio of debt to cash flow, or the Federal Funds rate plus 0.5%, at the option of the Company. In addition to interest and other customary fees, the Company is obligated to remit a fee ranging from 0.2% to 0.375% per year on unused commitments. The Credit Facility matures on March 31, 2003, unless previously terminated, and is subject to certain financial covenants, including certain restrictions on the payment of dividends, which pertain to criteria such as minimum levels of cash flow, ratio of debt to cash flow, and ratio of fixed charges to cash flow. The Company's available borrowing capacity under the Credit Facility is contingent upon the Company meeting certain financial ratios and other criteria.

         The Company's primary capital requirements relate to the implementation of its acquisition program and, to a lesser extent, working capital and capital expenditures. The Company intends to fund these capital requirements primarily through operating cash flows, borrowings under the Credit Facility, and the issuance of Common Stock, debt and other securities to sellers of acquired companies. In addition, the Company intends to file a shelf registration statement for 2,000,000 shares of Common Stock for issuance to sellers of acquired companies in connection with future acquisitions. The amount of equity capital available will depend in part on the willingness of sellers to accept Common Stock as partial consideration. Should the Company decide to accelerate its acquisition program, it may also seek additional financing through a public or private sale of equity securities.

         The Company plans to invest in equipment and technology to meet the needs of its expanding operations and to improve its operating efficiency. The Company estimates that, during fiscal year 1998, it will make approximately $1.1 million of capital expenditures related to the Founding Companies, in addition to its working capital needs. The Company also anticipates investing in acquisitions which would entail further capital expenditures and working capital requirements. The Company believes that the capital resources described above will be sufficient to meet its liquidity requirement for its operations and acquisition program for at least the next 12 months.

         The Company is assessing both the internal readiness of its computer systems and the compliance of its software products sold to customers with respect to the year 2000 issue. The Company expects to implement successfully any systems and programming changes necessary to address any year 2000 issues, and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of any such changes.

Recent Development

         Subsequent to December 31, 1997, the Company completed two acquisitions accounted for under the purchase method of accounting. In January 1998, the Company acquired the business of Integrated Information Services ("IIS") of Carmel, Indiana. IIS provides a full range of document management products and services with an emphasis on digital document conversion, technical consulting, document management consulting and document management software. Its clients include national law firms and Fortune 500 companies. In February 1998, the Company acquired the business of Document Management Group and ImageTec, Inc. ("DMG/I") of Saginaw, Michigan. DMG/I provides a full range of document management services with an emphasis on digital imaging and micrographic conversion, indexing, and archiving. Its clients include health care institutions, title companies, manufacturing businesses and financial institutions. These acquisitions were funded through borrowings of $1.5 million and the issuance of 15,319 shares of Common Stock. The aggregate purchase price approximated $1.7 million, with the excess of purchase price over net assets acquired being assigned to goodwill.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is set forth on pages F-1 through F-21 hereto and is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information contained under the caption "Election of Class I Directors" and the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Definitive Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information contained under the caption "Executive Compensation" in the Company's Definitive Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The information contained under the caption "Stock Ownership of Principal Shareholders and Management" in the Company's Definitive Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the caption "Certain Relationships and Related Transactions" in the Company's Definitive Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.   Financial Statements

         See Index to the Consolidated Financial Statements which begin on page F-1 of this Annual Report.

    2.   Financial Statement Schedules

         See Schedule II - Valuation and Qualifying Accounts on page F-21 of this Annual Report.

    3.   Exhibits

                                   DESCRIPTION

          2.1 * Agreement and Plan of Reorganization dated September 9, 1997, by and among the Company, DocuTech Data Systems, Inc., and Rex Lamb and Mark Creglow (including escrow agreement).

          2.2 * Asset Purchase Agreement dated September 9, 1997 by and among the Company Rex Lamb and Vicki Lamb (including escrow agreement).

          2.3 * Agreement and Plan of Reorganization dated September 9, 1997, by and among the Company, Utz Medical Enterprises, Inc., and David C. Utz, Jr. (including escrow agreement).

          2.4 * Agreement and Plan of Reorganization dated September 9, 1997 by and among Jane Semasko and John Semasko, Oregon Micro-Imaging, Inc. and the Company (including escrow agreement).

          2.5 * Asset Purchase Agreement dated September 9, 1997 by and among Spaulding Company, Inc., Semco Industries, Inc., and the Company (including escrow agreement).

          2.6 * Asset Purchase Agreement dated September 9, 1997 by and among Total Information Management Corporation and the Company (including escrow agreement).

          2.7 * Stock Purchase Agreement dated September 9, 1997 by and among Ovidio Pugnale, Image Memory Systems, Inc. and the Company (including escrow agreement).

          2.8 * Agreement and Plan of Reorganization dated September 9, 1997, by and among the Company, International Data Services of New York, Inc., and Mitchell J. Taube and Ellen F. Rothschild-Taube (including escrow agreement).

          2.9 * Stock Purchase Agreement dated September 9, 1997 by and among David Crowder, TPS Micrographics, Inc. and the Company (including escrow agreement).

         2.10 * Agreement and Plan of Reorganization dated September 11, 1997 by and among the Company, Image and Information Solutions, Inc. and Gary Blackwelder (including escrow agreement).

         2.11 * Agreement and Plan of Reorganization dated September 9, 1997 by and among Madeline Solomon, David C. Yezbak, CodaLex Microfilming Corporation and the Company
                (including escrow agreement).

         2.12 * Asset Purchase Agreement dated September 9, 1997 by and among Imaging Information Industries, Inc., Gerald P. Gorman, Theodore J. Solomon, Jr., Charles P. Yezbak, III, David C. Yezbak and the Company (including escrow agreement).

         2.13 * Agreement and Plan of Reorganization dated September 9, 1997 by and among Gerald P. Gorman, Theodore J. Solomon, Theodore J. Solomon, Jr., Charles P. Yezbak, III, David C. Yezbak, Laser Graphics Systems & Services, Inc. and the Company (including escrow agreement).

         2.14 * Asset Purchase Agreement dated September 9, 1997 by and among DataLink Corporation, Judith E. DeMott, Geri E. Davidson and the Company (including escrow agreement).

          3.1 * Amended and Restated Articles of Incorporation of the
                Company.

          3.2 * Amended and Restated Bylaws of the Company.

          4.1 * Specimen Stock Certificate.

          4.2 * Shareholders Agreement between the Company and certain of its shareholders dated November 19, 1996.

          4.3 * Amendment No. 1 to Shareholders Agreement dated
                November 19, 1996.

          4.4 * Form of Joinder to Shareholders Agreement executed by Bruce M. Gillis, Sands Point Partners I, Wilblairco Associates, Osage Venture Partners, Steven N. Kaplan, Brian K. Bergeron, James M. Liebhardt, G. Stuart Livingston, III, Richard D. Moseley, David
                C. Utz, Jr., Bruce M. Gillis, Custodian for Claire Solomon Gillis, Bruce M. Gillis, Custodian for Katherine Tessa Solomon Gillis, S. David Model, Andrew R. Bacas, David C. Yezbak, Theodore J. Solomon, Walter F. Gilbert, Carmen DiMatteo, Patrick
                M. D'Agostino, David L. Crowder, James D. Brown and Mary M. Brown, JTWROS, Mitchell S. Taube and Ellen F. Rothschild-Taube, JTWROS, John Semasko and Jane Semasko, JTWROS, Wolfe F. Model and Renate H. Model.

        10.1 *+ 1997 Incentive Plan.

        10.2 *+ 1997 Employee Stock Purchase Plan.

        10.3 *+ Management Agreement between GBL Capital Corporation and the Company dated November 27, 1996.

        10.4 *+ Employment Agreement between the Company and Bruce M. Gillis dated as of August 1, 1997.

        10.5 *+ Employment Agreement between the Company and James D. Brown dated as of August 18, 1997.

        10.6 *+ Employment Agreement between the Company and S. David Model dated as of August 18, 1997.

        10.7 *+ Employment Agreement between the Company and Andrew R. Bacas dated as of August 1, 1997.

         10.8 + Employment Agreement between the Company and John E. Semasko dated as of September 9, 1997.

         10.9 + Employment Agreement between the Company and Rex Lamb dated as of September 9, 1997.

        10.10 * Lease Agreement dated March 26, 1996 by and between Marlyn D. Schwarz and Rex Lamb d/b/a DocuTech.

        10.11 * Lease Agreement dated February 24, 1992 by and between Marlyn Schwarz d/b/a Old Cheney Plaza and Rex Lamb d/b/a DocuTech.

        10.12 * Lease Agreement dated September 1, 1994 by and between Jonstar Realty Corporation and Spaulding Company, Inc. (renewed May 27, 1997).

        10.13   [Intentionally left blank]

        10.14 * Lease dated September 1, 1995 by and between Robert S. Greer and Elvera A. Greer and American Micro-Med
                Corporation.

        10.15 * Lease dated February 8, 1994 and Lease Rider dated as of February 1, 1994 by and between Oporto Development Corp. and International Data Services of New York, Inc.

        10.16 * Amendment of Lease dated June 6, 1996 between East Cobb Land Development and Investment Co., L.P. and Imaging Information Industries/David Yezbak, extended by letter dated July 16, 1997.

        10.17   [Intentionally left blank]

        10.18 * Lease dated January 10, 1996 by and between Financial Enterprises III and TPS Imaging Solutions, Inc.

        10.19 * Lease Agreement dated March 31, 1995 by and between Technical Publications Service, Inc. and TPS
                Micrographics, Inc.

        10.20 * Standard Industrial Commercial MultiTenant Lease-Gross dated June 20, 1994 by and between Northgate Assembly of God, North Sacramento, d/b/a Arena Christian Center and Total Information Management Corporation.

        10.21 * Lease dated January 26, 1981 and Extension of Lease dated October, 1992 by and between Trader Vic's Food Products and Total Information Management Corporation.

        10.22 * Standard Industrial Lease dated September 24, 1991 by and between Charles F. Coss, Viola B. Coss, Tracey C. Quinn, John Coss, Peter B. Coss, Elizabeth Coss, Tracey C. Quinn as Trustee for Geoffrey C. Quinn and Elizabeth Coss, as Trustee for Caitlin N. Shay and Total Information Management Corporation extended by letter dated October 18, 1996 from James Bunker to Peter Coss.

        10.23 * Lease dated January 1, 1993 between CSX Transportation, Inc. and American Micro-Med Corporation.

        10.24 * Lease and Service Agreement dated September 4, 1997 and two Addendums dated October 15, 1997 between American Executive Centers, Inc. and the Company.


        10.25 Credit Agreement by and among the Company and Subsidiaries and CoreStates Bank, N.A., for itself and as Agent, and any other Banks becoming Party, dated as of March 30, 1998.

         21     Subsidiaries.

         23.1   Consent of Independent Public Accountants.

         27     Financial Data Schedule (in electronic format only).

------------------------------------------------------------------------------
* Incorporated by reference to the designated exhibit of the Company's Registration Statement on Form S-1 filed on September 12, 1997, as amended (file number 333-35567).

+ Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

         None.

                                          IMAGEMAX, INC. AND SUBSIDIARIES

                                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

                                           FINANCIAL STATEMENT SCHEDULE

                                                                      Page
                                                                      ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                              F-2

CONSOLIDATED BALANCE SHEETS                                           F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                 F-4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                       F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                 F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-7

FINANCIAL STATEMENT SCHEDULE:
     II.  VALUATION AND QUALIFYING ACCOUNTS                           F-21

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ImageMax, Inc.:

We have audited the accompanying consolidated balance sheets of ImageMax, Inc. (a Pennsylvania Corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1997 and the period from inception (November 12, 1996) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImageMax, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the year ended December 31, 1997 and the period from inception (November 12, 1996) to December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index of Financial Statements and Financial Statement Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Philadelphia, Pa.,
  March 2, 1998 (except for the
  matter discussed in Note 7,
  as to which the date is
  March 30, 1998)

                         IMAGEMAX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (in thousands - except share amounts)

                                                                                              December 31
                                                                                      --------------------------
                                     ASSETS                                             1997              1996
                                                                                      --------          --------
CURRENT ASSETS:
   Cash and cash equivalents                                                          $  1,310          $     62
   Accounts receivable, net of allowance for
     doubtful accounts of $375                                                           6,922              --
   Inventories                                                                           1,997              --
   Prepaid expenses and other                                                              367              --
   Deferred income taxes                                                                   160              --
                                                                                      --------          --------

                  Total current assets                                                  10,756                62

PROPERTY, PLANT AND EQUIPMENT, net                                                       4,381              --

INTANGIBLES, primarily goodwill, net                                                    32,996              --

OTHER ASSETS                                                                                95              --
                                                                                      --------          --------

                                                                                      $ 48,228          $     62
                                                                                      ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Short-term debt and current portion of long-term debt                              $    251          $   --
   Accounts payable                                                                      2,846              --
   Accrued expenses                                                                      3,248                 5
   Deferred revenue                                                                      1,333              --
   Income taxes payable                                                                     84              --
                                                                                      --------          --------

                  Total current liabilities                                              7,762                 5
                                                                                      --------          --------

DEFERRED INCOME TAXES                                                                       59              --
                                                                                      --------          --------

LONG-TERM DEBT                                                                             342              --
                                                                                      --------          --------

OTHER LONG-TERM LIABILITIES                                                                 47              --
                                                                                      --------          --------
COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:

   Preferred stock, no par value, 10,000,000 shares authorized, none issued at
     December 31, 1997 and 126,924 shares
     issued and outstanding at December 31, 1996                                          --                  73
   Common stock, no par value, 40,000,000 shares authorized, 5,537,436 and
     550,000 shares issued and outstanding at December 31, 1997 and 1996                47,580                 7
   Accumulated deficit                                                                  (7,562)              (23)
                                                                                      --------          --------
                  Total shareholders' equity                                            40,018                57
                                                                                      --------          --------
                                                                                      $ 48,228          $     62
                                                                                      ========          ========

        The accompanying notes are an integral part of these statements.

                         IMAGEMAX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands - except share and per share amounts)


                                                                    From inception
                                                                     (November 12,
                                                      Year Ended       1996) to
                                                      December 31,    December 31,
                                                          1997           1996
                                                       ---------     ------------
REVENUES:

   Services                                            $   2,344      $    --
   Products                                                  767           --
                                                       ---------      ---------

                                                           3,111           --
                                                       ---------      ---------
COST OF REVENUES:

   Services                                                1,603           --
   Products                                                  524           --
   Depreciation                                               94           --
                                                       ---------      ---------

                                                           2,221           --
                                                       ---------      ---------
                  Gross profit                               890           --

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               2,074             23

SPECIAL COMPENSATION CHARGE                                2,235           --

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT CHARGE        4,000           --

AMORTIZATION OF INTANGIBLES                                  112           --
                                                       ---------      ---------
                  Operating loss                          (7,531)           (23)

INTEREST EXPENSE, net                                          8           --
                                                       ---------      ---------

NET LOSS                                               $  (7,539)     $     (23)
                                                       =========      =========


BASIC AND DILUTED LOSS PER SHARE                       $   (8.13)     $   (0.04)
                                                       =========      =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     927,565        550,000
                                                       =========      =========


        The accompanying notes are an integral part of these statements.

                         IMAGEMAX, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                      (in thousands - except share amounts)


                                                               Preferred Stock           Common Stock
                                                           ----------------------    ---------------------  Accumulated
                                                             Shares      Amount       Shares      Amount      Deficit       Total
                                                           ---------    ---------    ---------   ---------   ---------    ---------
BALANCE, NOVEMBER 12, 1996
   (date of inception)                                          --      $    --           --     $    --     $    --      $    --
     Sales of Preferred and Common stock                     126,924           73      550,000           7        --             80
     Net loss                                                   --           --           --          --           (23)         (23)
                                                           ---------    ---------    ---------   ---------   ---------    ---------

BALANCE, DECEMBER 31, 1996                                   126,924           73      550,000           7         (23)          57

     Sales of Preferred and Common stock                     316,565        2,479      160,770       1,468        --          3,947
     Sale of Common stock in initial public
       offering, net of offering costs                          --           --      3,100,000      30,465        --         30,465
     Issuance of Common stock for
       Acquisitions                                             --           --      1,283,177      13,088        --         13,088
     Conversion of Preferred stock to
       Common stock                                         (443,489)      (2,552)     443,489       2,552        --           --
     Net loss                                                   --           --           --          --        (7,539)      (7,539)
                                                           ---------    ---------    ---------   ---------   ---------    ---------

BALANCE, DECEMBER 31, 1997                                      --      $    --      5,537,436   $  47,580   $  (7,562)   $  40,018
                                                           =========    =========    =========   =========   =========    =========



        The accompanying notes are an integral part of these statements.

                         IMAGEMAX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                            From inception
                                                                                             (November 12,
                                                                            Year Ended         1996) to
                                                                           December 31,       December 31,
                                                                               1997                1996
                                                                           -----------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                 $ (7,539)           $    (23)
   Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities-

       Depreciation and amortization                                             206                --
       Special compensation charge                                             2,235                --

       Acquired in-process research and development charge                     4,000                --

       Changes in operating assets and liabilities, net of effect from acquisitions--

         Accounts receivable                                                      42                --
         Inventories                                                             (91)               --
         Prepaid expenses and other                                              (55)               --
         Accounts payable                                                        277                --
         Accrued expenses                                                      1,046                   5
         Deferred revenue                                                         65                --
                                                                            --------            --------

                  Net cash provided by (used in)
                    operating activities                                         186                 (18)
                                                                            --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of  businesses acquired, net of cash acquired                   (26,696)               --
   Purchases of property and equipment                                           (90)               --
                                                                            --------            --------

                  Net cash used in investing activities                      (26,786)               --
                                                                            --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from sales of Common and Preferred stocks                         32,177                  80
   Principal payments on debt and capital lease obligations                   (4,329)               --
                                                                            --------            --------

                  Net cash provided by financing activities                   27,848                  80
                                                                            --------            --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      1,248                  62

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                                      62                --
                                                                            --------            --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $  1,310            $     62
                                                                            ========            ========


        The accompanying notes are an integral part of these statements.

                         IMAGEMAX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

1.     BACKGROUND:

ImageMax, Inc. ("ImageMax") was incorporated in Pennsylvania on November 12, 1996. ImageMax was formed to become a leading national, single-source provider of integrated document management solutions. ImageMax had conducted no operations prior to acquiring certain businesses on December 9, 1997 discussed in Note 3. These businesses had been operating independently. Given the nature of ImageMax, it is and will be subject to many risks, including but not limited to, (i) an absence of combined operating history, (ii) the potential inability to manage growth, (iii) risks generally associated with acquisitions including implementation, (iv) possible fluctuations in quarterly results, (v) reliance on certain markets, and (vi) reliance on key personnel.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ImageMax and its subsidiaries (the "Company"), (see Note 3). All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reverse Stock Split

The Company effected a 0.846154 for 1 reverse stock split on November 26, 1997. All references in the accompanying financial statements to the number of shares and per-share amounts have been retroactively restated to reflect the reverse stock split.

                        IMAGEMAX, INC. AND SUBSIDIARIES

Revenue Recognition

Service and product revenues are recognized when the services are rendered or products are shipped to customers. Deferred revenue represents payments for services that are billed in advance of performance. No single customer exceeded 10% of revenues for any year presented.

Software revenue includes software licensing fees, consulting, implementation, training and maintenance. Depending on contract terms and conditions, software license fees are recognized upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company's software licensing agreements provide for customer support (typically 90 days) as an accommodation to purchasers of its products. The portion of the license fee associated with customer support is unbundled from the license fee and is recognized ratably over the warranty period as maintenance revenue.

Consulting, implementation and training revenues are recognized as the services are performed. Maintenance revenues are recognized ratably over the terms of the maintenance agreements.

Cash and Cash Equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. At December 31, 1997 and 1996, cash equivalents primarily consisted of funds in a money market account.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories primarily represent microfiche viewing and imaging equipment, service parts and related supplies.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (see Notes 4 and 5). Leasehold improvements are amortized over the lesser of their useful life or the term of the lease.

Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the respective accounts, and the resulting gain or loss, if any, is included in operating results.

                        IMAGEMAX, INC. AND SUBSIDIARIES

Intangibles

Intangibles consist of goodwill and developed technology (see Note 3). Goodwill, representing the excess of cost over the fair value of the net tangible and identifiable intangible assets of acquired businesses (see Note 3), is stated at cost and is amortized over the estimated life of principally 30 years. Developed technology represents costs paid for certain software technology and is being amortized over 7 years (see Note 5).

Software Development Costs

The Company capitalizes certain costs incurred to internally develop software which is licensed to customers. Capitalization of such software development costs begins upon the establishment of technological feasibility (typically determined to be upon completion of a working model) and concludes when the product is available for general release. For the periods presented, such costs were immaterial. Costs incurred prior to the establishment of the technological feasibility are charged to product development expense as incurred.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are determined based upon differences between the financial reporting and income tax basis of assets and liabilities measured using enacted income tax rates and laws that are expected to be in effect when the differences reverse.

Accounting for Stock-Based Compensation

The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock options. The Company follows the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," which permits pro forma disclosure of net loss and loss per share using a fair value-based method of accounting for employee stock option plans in the accompanying notes to the financial statements.

Supplemental Cash Flow Information

The Company paid cash for interest for the year December 31, 1997 of $5,000. There were no cash payments made for interest for the period from inception (November 12, 1996) to December 31, 1996. There were no cash payments made for income taxes in the periods presented.

                        IMAGEMAX, INC. AND SUBSIDIARIES

The following table displays the net non-cash assets that were acquired during 1997, as a result of the businesses acquired described in Note 3:

                                                                 Year Ended
                                                                December 31,
                                                                    1997
                                                                ------------

          Fair value of assets acquired                        $  51,806,000
          Liabilities assumed                                    (10,972,000)
          Fair value of Common stock issued                      (13,088,000)
          Cash acquired                                           (1,050,000)
                                                               -------------

                            Net cash paid                      $  26,696,000
                                                               =============

Loss Per Share

The Company has presented loss per share pursuant to SFAS No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No.
98. Basic earnings per share ("Basic EPS") is computed by dividing the net loss for each period by the weighted average number of shares of Common stock outstanding for each period. Diluted earnings per share ("Diluted EPS") is computed by dividing net income for each period by the weighted average number of shares of Common stock and Common stock equivalents outstanding during each period. For both periods presented, Common stock equivalents are not included, as their effect is antidilutive and, as such, Basic EPS and Diluted EPS are the same.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at fair value due to their short-term nature. The carrying amount of long-term debt and capital lease obligations approximates fair value on the balance sheet dates.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS No. 130 will not have a material effect on the Company's financial statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES

In June 1997, the FASB issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating the need to make additional disclosures under SFAS No. 131. However, this statement will not have any impact on the Company's reported consolidated financial position or results of operations.

3.     INITIAL PUBLIC OFFERING AND ACQUISITIONS:

On December 4, 1997, ImageMax sold 3,100,000 shares of its Common stock in an initial public offering (the "Offering") at $12 per share which raised net proceeds to ImageMax of $30,465,000, net of Offering costs of $6,735,000.

Concurrent with the Offering, ImageMax began material operations with the acquisition of 14 document management services companies: (1) by merger: Utz Medical Enterprises, Inc., the parent of American Micro-Med Corporation (Chesterton, IN); Codalex Microfilming Corporation (Cayce, SC); Laser Graphics (Cleveland, TN); DocuTech Data Systems (Lincoln, NE); I2 Solutions (Monroe, LA); International Data Services (Millwood, NY); and Oregon Micro-Imaging, Inc., (Eugene, OR); (2) by net asset acquisition: Imaging Information Industries, Inc., (Marietta, GA); DocuTech, Inc. (Lincoln, NE); Datalink Corporation (Tempe,
AZ); Spauling, Inc., a wholly owned subsidiary of Semco Industries, Inc., (Stoughton, MA); and Total Information Management Corporation (Emeryville, CA); and (3) by stock acquisition: Image Memory Systems (Dayton, OH); and TPS Micrographics, Inc., (Forest, VA - together, the "Founding Companies" and "Subsidiaries"). These acquisitions (the "Acquisitions") were accounted for using the purchase method of accounting.

ImageMax has been identified as the accounting acquiror for financial statement presentation purposes. The total purchase price of the Founding Companies was $40.7 million, which consisted of: (i) $27.1 million in cash paid to the sellers; (ii) 1,283,177 shares of Common stock issued to the sellers; and (iii) transaction costs of $0.5 million. For purposes of computing the purchase price for accounting purposes, the value of the Common stock issued to the sellers was determined using an estimated fair value of $10.20 per share (or $13.1 million), which represents a discount of 15% from the Offering price of $12.00, due to a one-year restriction on the sale and transferability of the shares issued. Of the total purchase price of $40.7 million, $4.0 million was allocated to acquired in-process research and development and was charged to expense upon the consummation of the Acquisitions. Acquired in-process research and development reflects the value of DocuTech Data Systems ("DDS") development projects underway at the time of the acquisition. In connection with the DDS transaction, all identifiable assets acquired, including intangible assets, were assigned a portion of the cost of the acquired company based upon an independent valuation.

                        IMAGEMAX, INC. AND SUBSIDIARIES

The following unaudited pro forma information shows the results of the Company's operations in accordance with APB Opinion No. 16, "Business Combinations," for the years ended December 31, 1997 and 1996 as though the Acquisitions had occurred as of January 1, 1996:

                                                    Year Ended December 31
                                                -------------------------------
                                                    1997               1996
                                                ------------       ------------

Total revenues                                  $ 48,930,000       $ 43,256,000
Operating loss                                  $   (145,000)      $   (390,000)
Net loss                                        $ (1,823,000)      $ (1,148,000)
Basic and diluted loss per share                $      (0.33)      $      (0.21)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the Acquisitions taken place as of January 1, 1996, or the results that may occur in the future. The pro forma results do not give effect to the Offering and exclude any reductions in historical interest expense. In addition, the pro forma results exclude the $4.0 million acquired in-process research and development charge and the $0.5 million management fee paid to GBL Capital (see Note 13). Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of the Acquisitions.

Subsequent to December 31, 1997 through March 2, 1998, the Company completed two acquisitions for an aggregate purchase price of $1,660,000. These acquisitions were financed primarily through borrowings under a demand note payable by a bank. The demand note payable was subsequently refinanced through the Company's credit facility (see Note 7). The purchase agreements contain purchase price adjustments contingent upon net assets acquired and other criteria that could affect the ultimate net purchase price paid for the entity. The acquisitions will be accounted for under the purchase method of accounting. The excess purchase price over the underlying fair value of the assets and liabilities acquired will be allocated to goodwill.

4.     PROPERTY, PLANT AND EQUIPMENT:

                                                 Estimated
                                                Useful Lives  December 31,
                                                  (Years)         1997
                                                ------------  ------------

Building and improvements                          8-40        $1,223,000
Machinery and equipment                             3-5         2,368,000
Furniture and office equipment                        5           533,000
Transportation equipment                              5           351,000
                                                               ----------
                                                                4,475,000
Less-  Accumulated depreciation and
  amortization                                                    (94,000)
                                                               ----------
                                                               $4,381,000
                                                               ==========

                        IMAGEMAX, INC. AND SUBSIDIARIES

As of December 31, 1997, the Company had $264,000 in equipment, net of accumulated amortization, financed under capital leases. See Note 5 regarding long-lived assets impairment evaluation.

5.     INTANGIBLE ASSETS:

                                                             December 31,
                                                                 1997
                                                             ------------
Goodwill                                                     $ 32,288,000
Developed technology                                              820,000
                                                             ------------
                                                               33,108,000

Less-  Accumulated amortization                                  (112,000)
                                                             ------------
                                                             $ 32,996,000
                                                             ============

Goodwill is amortized over principally 30 years and developed technology is amortized over 7 years. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the intangible assets should be revised or that the remaining balance of such assets may not be recoverable. When the Company concludes it is necessary to evaluate its long-lived assets, including intangibles, for impairment, the Company will use an estimate of the related undiscounted cash flow as the basis to determine whether impairment has occurred. If such a determination indicates an impairment loss has occurred, the Company will utilize the valuation method which measures fair value based on the best information available under the circumstances. As of December 31, 1997, the Company believes that no revisions of the remaining useful lives or write-downs of intangible assets are required.

6.    ACCRUED EXPENSES:

                                                             December 31
                                                   -----------------------------
                                                      1997               1996
                                                   ----------         ----------

Compensation and benefits                          $  957,000         $     --
Professional fees                                     956,000               --
Other                                               1,335,000              5,000
                                                   ----------         ----------

                                                   $3,248,000         $    5,000
                                                   ==========         ==========

                        IMAGEMAX, INC. AND SUBSIDIARIES

7.    LINE OF CREDIT:

On March 30, 1998, the Company entered into a credit facility with a bank (the "Credit Facility"), providing a revolving line of credit of $30 million in borrowings. Under the terms of the Credit Facility, the Company may borrow up to $25 million to finance future acquisitions and up to $5 million for working capital purposes. Outstanding working capital advances of up to $2 million may be made in the form of standby letters of credit for an applicable fee. The Credit Facility is secured by substantially all of the assets of the Company. Borrowings under the facility bear interest at prime, LIBOR plus an applicable margin, or the Federal Funds rate plus an applicable margin, at the option of the Company. In addition to interest and other customary fees, the Company is obligated to remit a fee ranging from 0.2% to 0.375% per year on unused commitments. The Credit Facility matures on March 31, 2003, and is subject to certain financial covenants which pertain to criteria such as minimum levels of cash flow, ratio of debt to cash flow, and ratio of fixed charges to cash flow. The Company's available borrowing capacity under the Credit Facility is contingent upon the Company meeting certain financial ratios and other criteria.

8. LONG-TERM DEBT:

                                                            December 31,
                                                               1997
                                                            -----------

Obligations under capital leases                             $ 346,000
Notes payable                                                  247,000
                                                             ---------
                                                               593,000

Less- Current portion                                         (251,000)
                                                             ---------
                                                             $ 342,000
                                                             =========

In connection with the Acquisitions (see Note 3), the Company assumed approximately $4.9 million of notes payable, capital lease obligations and other indebtedness. Of this amount, $4.3 million was repaid with the net proceeds of the Offering. The remaining capital lease obligations and notes payable are being repaid in various monthly installments through 2002. Interest rates on the outstanding obligations under capital leases range from 7.0% to 19.2% and the weighted average interest rate on these obligations is 14.4% as of December 31 ,1997. Interest rates on the notes payable outstanding balances range from 7.8% to 27.4% and the weighted average interest rate on these balances is 9.7% as of December 31, 1997.

                        IMAGEMAX, INC. AND SUBSIDIARIES

As of December 31, 1997, future scheduled principal payments on the Company's notes payable and capital lease obligations are as follows:

                 1998                                             $251,000
                 1999                                              204,000
                 2000                                              106,000
                 2001                                               24,000
                 2002                                                8,000
                                                                  --------

                                                                  $593,000
                                                                  ========

9.    INCOME TAXES:

At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $675,000. The net operating loss carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses for financial and income tax reporting purposes, as well as, the nondeductibility of the special compensation and acquired in-process research and development charges.

The components of income taxes are as follows:

                                                            Year Ended
                                                           December 31,
                                                               1997
                                                           -----------

         Current:
           Federal                                          $      --
           State                                                   --
                                                            ---------
                                                                   --
                                                            ---------
         Deferred:
           Federal                                           (424,000)
           State                                             (130,000)
                                                            ---------
                                                             (554,000)
                                                            ---------
         Valuation allowance                                  554,000
                                                            ---------
                                                            $      --
                                                            =========

                        IMAGEMAX, INC. AND SUBSIDIARIES

The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                                    Year Ended
                                                                   December 31,
                                                                       1997
                                                                   ------------

         Income tax rate                                             (34.0)%
         State income taxes, net of federal tax benefit               (5.8)%
         Nondeductible special compensation and
             acquired in-process research and
             development charge                                       32.0%
         Non-deductible goodwill amortization                          0.5%
         Valuation reserve                                             7.3%
                                                                     -----
                                                                        --%
                                                                     =====

The tax effect of temporary differences as established in accordance with SFAS No. 109 that give rise to deferred taxes are as follows:

                                                                December 31,
                                                                    1997
                                                                ------------

        Gross deferred tax assets:

            Accruals and reserves not currently deductible       $   446
            Net operating loss carryforwards                         268
            Valuation allowance                                     (554)
                                                                 -------

                                                                 $   160
                                                                 =======

        Gross deferred tax liabilities, primarily depreciation   $    59
                                                                 =======

At December 31, 1997, a valuation allowance was established for the 1997 tax benefit based upon the realizability of the associated deferred tax asset under the guidelines set forth in SFAS No. 109.

10. SHAREHOLDERS' EQUITY:

In November 1996, ImageMax issued 423,077 shares of Common stock to its founding shareholders for $5,000. In November 1996, ImageMax sold 126,924 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") and 126,923 shares of Common stock to certain of its founders and to David C. Utz, Jr., a director of ImageMax, for $75,000. Each share of Series A Preferred Stock is convertible into one share of Common stock.

                        IMAGEMAX, INC. AND SUBSIDIARIES

In April 1997, ImageMax sold 88,847 shares of Series A Preferred Stock to certain of its founders and two additional accredited investors for $105,000.

In June 1997, ImageMax sold 97,308 shares of Common stock to certain of its founders and its President and Chief Operating Officer and Senior
Vice-President-Finance, Chief Financial Officer, and Treasurer for $230,000. The related stock subscription receivables were paid in full in July 1997.

In September 1997, ImageMax sold 227,719 shares of Series A Preferred Stock and 63,462 shares of Common stock for total consideration for $1,077,000 and $300,000, respectively, to certain of its founders and other accredited investors.

In December 1997, ImageMax sold 3,100,000 shares of Common stock in the Offering and issued 1,283,177 shares of Common stock in partial consideration for the Acquisitions (see Note 3). In connection with the Offering, the Series A Preferred Stock outstanding as of the date of the Offering was converted into 443,489 shares Common stock.

In 1997, ImageMax sold a total of 259,135 shares of Common stock (including shares of Common stock to be issued upon conversion of the Preferred stock) at prices of $1.18, $2.36 and $4.73 per share to officers, directors and certain management of the Founding Companies. As a result, ImageMax recorded a non-recurring non-cash compensation charge of $2,235,000, representing the difference between the amount paid for the shares and the deemed value for accounting purposes of $12.00 per share (the Offering price).

 11.  BENEFIT PLANS:

Stock Option Plan

The Company's 1997 Incentive Plan (the "Incentive Plan") provides for the award of up to 600,000 shares of its Common stock to its employees, directors and other individuals who perform services for the Company. The Incentive Plan provides for granting of various stock based awards, including incentive and non-qualified stock options, restricted stock and performance shares and units. Upon completion of the Offering, non-qualified options to purchase an aggregate of 367,500 shares of Common stock at the Offering price of $12 per share were granted to the Company's four executive officers and four outside directors. In accordance with APB Opinion No. 25, no compensation expense was recorded for these options. These grants will vest in equal installments over three years. The options expire 10 years after the date of grant.

                        IMAGEMAX, INC. AND SUBSIDIARIES

For purposes of the SFAS No. 123 disclosure requirements, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in 1997:

       Risk free interest rate                                           6%
       Expected lives of the options                                7 years
       Expected dividend yields                                         N/A
       Expected volatility                                              40%

The fair value of each option granted during 1997 is $6.35, as determined under the provisions of SFAS No. 123. The Company's net loss would have been increased and the following pro forma results would have been reported had compensation cost been recorded for the fair value of the options granted:

       Net loss, as reported                                $ 7,539,000
       Pro forma net loss                                   $ 7,588,000
       Basic and diluted loss per share,
           as reported                                      $      8.13
       Pro forma basic and diluted loss per share           $      8.18

Employee Stock Purchase Plan

The Company has adopted an Employee Stock Purchase Plan (the "Purchase Plan") that will allow all full-time employees of the Company, other than 5% shareholders, temporary employees, and employees having less than six months service with the Company, to purchase shares of the Company's Common stock at a discount from the prevailing market price at the time of purchase. The price of such shares will be equal to 90% of the lower of the value of the share on the first and last days of the quarterly period. Such shares may either be issued by the Company from its authorized and unissued Common stock or purchased by the Company on the open market. A maximum of 250,000 shares of the Company's Common stock will be available for purchase under the plan.

The Purchase Plan will be administered by the Board of Directors, which may delegate responsibility to a committee of the Board. The Board of Directors may amend or terminate the Purchase Plan at their discretion. The Purchase Plan is intended to comply with the requirements of Section 423 of the Internal Revenue Code.

                        IMAGEMAX, INC. AND SUBSIDIARIES

12.   COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company leases operating facilities, office equipment and vehicles under non-cancelable leases. Rent expense under operating leases for the year ended December 31, 1997 was $119,000. There was no rent expense for the period from inception (November 12, 1996) to December 31, 1996. Future minimum lease payments under noncancelable operating leases as of December 31, 1997 are as follows:

        1998                                   $1,504,000
        1999                                    1,225,000
        2000                                    1,080,000
        2001                                      952,000
        2002                                      778,000
        2003 and thereafter                     1,173,000
                                               ----------
                                               $6,712,000
                                               ==========

The Company leases operating facilities at prices which, in the opinion of management, approximate market rates from entities which are owned by certain shareholders and directors of the Company. Rent expense on these leases was $64,000 for the year ended December 31, 1997.

Employment and Consulting Agreements

The Company has entered into employment agreements with its Chief Executive Officer, President and Chief Operating Officer, Senior Vice President - Finance, Chief Financial Officer and Treasurer, and Senior Vice President - Corporate Development, that provide for a minimum annual compensation. In addition, the Company entered into employment or consulting agreements with several management members of the Founding Companies that provide for minimum annual compensation. Future minimum compensation commitments under these agreements are as follows:

        1998                                              $ 1,983,000
        1999                                                1,895,000
        2000                                                1,820,000
        2001                                                  325,000
        2002                                                  325,000
                                                          -----------
                                                          $ 6,348,000
                                                          ===========
                                      F-19

                        IMAGEMAX, INC. AND SUBSIDIARIES

Other Matters

The Company is party to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company occasionally enters into agreements with its suppliers in the normal course of business that require the Company to purchase minimum amounts of inventory in future years in order to obtain favorable pricing. These commitments at December 31, 1997 are not considered material.

13.   RELATED-PARTY MANAGEMENT CONTRACT:

In November 1996, the Company entered into a management contract with GBL Capital Corp. ("GBL"), an entity whose shareholders are also shareholders of the Company. Two GBL shareholders are officers of the Company. GBL was engaged to manage the daily business operations of the Company. The Company paid GBL $5,000 upon entering into the agreement and was required to pay monthly fees ranging from $10,000 to $25,000. The monthly fee payments were terminated on July 31, 1997 when the two officers of the Company began to be paid directly by the Company. GBL services were ceased at the date. Upon the closing of the Offering, the Company paid GBL a fee of $500,000 in accordance with the terms of the management contract. Such fees were, in effect, compensation to the officers of the Company. The $500,000 was charged to the statement of operations as general and administrative expense upon the consummation of the Offering.

                         IMAGEMAX, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                  Balance,
                                Beginning of       Charged to        Reserve of                       Balance,
         Description                Year             Expense        Acquisitions      Deductions     End of Year
         -----------            ------------       ----------       ------------      ----------     -----------

Allowance for doubtful
   accounts:

       1997                    $       --        $       --      $          375       $       --     $       375
       1996                            --                --                 --                --             --


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             IMAGEMAX, INC.

Dated: March 30, 1998                       By: /s/ Bruce M. Gillis
                                                --------------------------------
                                                Bruce M. Gillis
                                                Chief Executive Officer and
                                                Chairman of the Board of
                                                Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signatures                  Title                           Date
----------                  -----                           ----

/s/ Bruce M. Gillis         Chief Executive Officer         March 30, 1998
----------------------      and Chairman of the Board
Bruce M. Gillis             of Directors (Principal
                            Executive Officer)


/s/ James D. Brown          Senior Vice President-Finance,  March 30, 1998
---------------------       Chief Financial Officer and
James D. Brown              Treasurer (Principal Financial
                            and Accounting Officer)

/s/ Andrew R. Bacas         Director                        March 30, 1998
---------------------
Andrew R. Bacas

/s/ David C. Utz, Jr.       Director                        March 30, 1998
---------------------
David C. Utz, Jr.

/s/ Rex Lamb                Director                        March 30, 1998
---------------------
Rex Lamb

/s/ John E. Semasko         Director                        March 30, 1998
---------------------
John E. Semasko

/s/ Lennox K. Black         Director                        March 30, 1998
---------------------
Lennox K. Black

/s/ David C. Carney         Director                        March 30, 1998
---------------------
David C. Carney

/s/ Lewis E. Hatch, Jr.     Director                        March 30, 1998
---------------------
Lewis E. Hatch, Jr.

/s/ Steven N. Kaplan        Director                        March 30, 1998
---------------------
Steven N. Kaplan

                                  EXHIBIT INDEX

Exhibit No.
-----------

   10.8 Employment Agreement between the Company and John E. Semasko dated as of September 9, 1997.

   10.9 Employment Agreement between the Company and Rex Lamb dated as of September 9, 1997.

   10.25 Credit Agreement by and among the Company and Subsidiaries and CoreStates Bank, N.A., for itself and as Agent, and any other Banks becoming Party, dated as of March 30, 1998.

   21             Subsidiaries.

   23.1           Consent of Independent Public Accountants.