Form 10-Q
period 1998-03-31
IMAGEMAX INC
filed 1998-05-15
CIK 1046032

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the Quarterly Period Ended MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the Transition Period From _________ to _________

                         COMMISSION FILE NUMBER 0-23077

                                 IMAGEMAX, INC.
                         ------------------------------
             (Exact name of Registrant as specified in its charter)

              Pennsylvania                                23-2865585
          ---------------------                         ---------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

    1100 E. Hector Street, Suite 396
       Conshohocken, Pennsylvania                            19428
     -------------------------------                      ----------
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

                               Yes _X_ No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 8, 1998:


       Common Stock, no par value                          5,968,207
       --------------------------                          ---------
                  Class                                Number of Shares

                        IMAGEMAX, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                              PAGE
                                                              ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements (Unaudited)

     Consolidated Statements of Operations..................  F-1

     Consolidated Balance Sheets............................  F-2

     Consolidated Statements of Cash Flows..................  F-3

     Notes to Consolidated Financial Statements.............  F-4

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............  F-7

PART II - OTHER INFORMATION

  Item 2 - Changes in Securities and Use of Proceeds........  F-10

  Item 6 - Exhibits and Reports on Form 8-K.................  F-10

SIGNATURES..................................................  F-11

                        IMAGEMAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands except per share amounts)

                                                                   THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ----------------------
                                                                1998          1997
                                                              --------      --------
Revenues:
  Services..................................................  $  9,857      $     --
  Products..................................................     3,095            --
                                                              --------      --------
                                                                12,952            --
                                                              --------      --------
Cost of revenues:
  Services..................................................     6,469            --
  Products..................................................     2,033            --
  Depreciation..............................................       339            --
                                                              --------      --------
                                                                 8,841            --
                                                              --------      --------
     Gross profit...........................................     4,111            --
Selling and administrative expenses.........................     3,285            55
Amortization of intangibles.................................       300            --
                                                              --------      --------
  Operating income (loss)...................................       526           (55)
Interest expense (income), net..............................        48            --
                                                              --------      --------
  Income (loss) before income taxes.........................       478           (55)
Income tax provision........................................       258            --
                                                              --------      --------
Net income (loss)...........................................  $    220      $    (55)
                                                              ========      ========
Basic and diluted net income (loss) per share...............  $   0.04      $  (0.08)
                                                              ========      ========
Shares used in computing basic and diluted net income (loss)
  per share.................................................     5,546           677
                                                              ========      ========

   The accompanying notes are an integral part of these financial statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (Unaudited, in thousands except share amounts)

                                                              MARCH 31,      DECEMBER 31,
                                                                1998             1997
                                                              ---------      ------------
                           ASSETS

Current assets:
  Cash and cash equivalents.................................   $ 1,083           1,310
  Accounts receivable, net of allowance for doubtful
     accounts of $475 and $375 as of March 31, 1998 and
     December 31, 1997, respectively........................     8,904           6,922
  Inventories...............................................     2,015           1,997
  Prepaid expenses and other................................       427             367
  Deferred income taxes.....................................       151             160
                                                               -------         -------
     Total current assets...................................    11,497          10,756

Property, plant and equipment, net..........................     4,909           4,381

Intangibles, primarily goodwill, net........................    33,695          32,996

Other assets................................................       111              95
                                                               -------         -------
                                                               $51,285         $48,228
                                                               =======         =======

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt and current portion of long-term debt.....   $   251         $   251
  Accounts payable..........................................     2,772           2,846
  Accrued expenses..........................................     2,423           3,248
  Deferred revenue..........................................     1,508           1,333
  Income taxes payable......................................       147              84
                                                               -------         -------
     Total current liabilities..............................     7,101           7,762
                                                               -------         -------

Deferred income taxes.......................................        53              59
                                                               -------         -------

Long-term debt..............................................     3,657             342
                                                               -------         -------

Other long-term liabilities.................................        98              47
                                                               -------         -------

Shareholders' equity:
  Preferred stock, no par value, 10,000,000 shares
     authorized, none issued................................        --              --
  Common stock, no par value, 40,000,000 shares authorized,
     5,552,755 and 5,537,436 shares issued and outstanding
     as of March 31, 1998 and December 31, 1997,
     respectively...........................................    47,708          47,580
  Accumulated deficit.......................................    (7,342)         (7,562)
                                                               -------         -------
     Total shareholders' equity.............................    40,366          40,018
                                                               -------         -------
                                                               $51,285         $48,228
                                                               =======         =======

   The accompanying notes are an integral part of these financial statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                   THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ----------------------
                                                                1998          1997
                                                              --------      --------
Cash flows from operating activities:
  Net income (loss).........................................  $    220      $    (55)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities-
     Depreciation and amortization..........................       639            --
     Deferred income tax benefit............................       (17)           --
     Changes in operating assets and liabilities, excluding
       effect of businesses acquired-
        Accounts receivable, net............................      (638)           --
        Inventories.........................................       (18)           --
        Prepaid expenses and other..........................       (23)           --
        Other assets........................................       (16)           --
        Accounts payable....................................      (317)           --
        Accrued expenses....................................    (1,160)           10
        Income tax payable..................................       174            --
        Deferred revenue....................................       203            --
                                                              --------      --------
           Net cash used in operating activities............      (953)          (45)
                                                              --------      --------
Cash flows from investing activities:
  Payments for businesses acquired, net of cash acquired....    (1,616)           --
  Purchases of property and equipment.......................      (421)           --
                                                              --------      --------
           Net cash used in investing activities............    (2,037)           --
                                                              --------      --------
Cash flows from financing activities:
  Net borrowings under line of credit.......................     3,400
  Payment of deferred financing costs.......................      (552)
  Principal payments on debt and capital lease
     obligations............................................       (85)           --
                                                              --------      --------
           Net cash provided by financing activities........     2,763
                                                              --------      --------
Net decrease in cash and cash equivalents...................      (227)          (45)
Cash and cash equivalents, beginning of period..............     1,310            62
                                                              --------      --------
Cash and cash equivalents, end of period....................  $  1,083      $     17
                                                              ========      ========
Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest...............................................  $     33      $     --
                                                              ========      ========
     Income taxes...........................................  $    195      $     --
                                                              ========      ========

   The accompanying notes are an integral part of these financial statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BACKGROUND AND BASIS OF PRESENTATION

     ImageMax, Inc. ("ImageMax") was founded in November 1996 to become a leading, national single source provider of integrated document management solutions. On December 4, 1997, ImageMax sold 3,100,000 shares of its Common stock in an initial public offering (the "Offering") at $12 per share which raised net proceeds to ImageMax of $30.5 million, net of offering costs of $6.7 million. Concurrent with the Offering, ImageMax began material operations with the acquisition of 14 document management services companies (the "Founding Companies"). ImageMax was identified as the accounting acquirer for financial statement presentation purposes. These acquisitions were accounted for using the purchase method of accounting.

     The accompanying unaudited historical consolidated financial statements include the accounts of ImageMax and its subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. The consolidated balance sheet as of December 31, 1997 has been derived from the Company's consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, unaudited interim financial statements such as those in this report allow certain information and footnotes required by generally accepted accounting principles for year end financial statements to be excluded. The Company believes all adjustments necessary for a fair presentation of these interim financial statements have been included and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These interim financial statements should be read in conjunction with the Company's pro forma and historical financial statements and notes thereto included in its Annual Report on Form 10-K.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     There were no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of Notes to Consolidated Financial Statements of ImageMax, Inc. and Subsidiaries included in the Company's Annual Report on Form 10-K.

3. ACQUISITIONS

     During the three month period ended March 31, 1998, the Company acquired two additional document management services companies (the "Acquired Businesses"). The aggregate purchase price approximated $1.7 million plus transaction costs. The purchases were funded through borrowings of $1.5 million under a demand note payable to a bank and the issuance of 15,319 shares of the Company's Common stock. The demand note was subsequently refinanced through the Company's line of credit (see Note 4). The excess of purchase price over net assets acquired of approximately $400,000 was allocated to goodwill.

     The following unaudited pro forma information shows the results of the Company's operations in accordance with APB No. 16, "Business Combinations," for the three months ended March 31, 1998 and 1997 as though the Acquired Businesses had occurred as of January 1, 1997:

                                                    THREE MONTHS
                                                  ENDED MARCH 31,
                                            ----------------------------
                                               1998             1997
                                            -----------      -----------
Total revenues............................  $13,396,000      $13,413,000
Operating income..........................  $   513,000      $   753,000
Net income................................  $   192,000      $   238,000
Basic and diluted net income per share....  $      0.03      $      0.04


     The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the Acquired Businesses taken place as of January 1, 1997, or the results that may occur in the future. The pro forma results do not give effect to the Offering and exclude any reductions in historical interest expense. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of the Acquired Businesses.

     The following table displays supplemental cash flow information for the three months ended March 31, 1998 of the net non-cash assets acquired relating to Acquired Businesses:



Fair value of assets acquired...................  $2,246,000
Liabilities assumed.............................    (501,000)
Fair value of Common stock issued...............    (128,000)
Cash acquired...................................      (1,000)
                                                  ----------
  Net cash paid.................................  $1,616,000
                                                  ==========


4. LINE OF CREDIT AND LONG-TERM OBLIGATIONS

     On March 30, 1998, the Company entered into a credit facility with a bank (the "Credit Facility"), providing a revolving line of credit of $30 million in borrowings. Under the terms of the Credit Facility, the Company may borrow up to $25 million to finance future acquisitions and up to $5 million for working capital purposes. Outstanding working capital advances of up to $2 million may be made in the form of standby letters of credit for an applicable fee. The Credit Facility is secured by substantially all of the assets of the Company. Borrowings under the facility bear interest at LIBOR or prime plus an applicable margin at the option of the Company. In addition to interest and other customary fees, the Company is obligated to remit a fee ranging from 0.2% to 0.375% per year on unused commitments. The Credit Facility matures on December 31, 2002, and is subject to certain financial covenants which pertain to criteria such as minimum levels of cash flow, ratio of debt to cash flow, and ratio of fixed charges to cash flow. The Company's available borrowing capacity under the Credit Facility is contingent upon the Company meeting certain financial ratios and other criteria.

     Upon entering into the Credit Facility, the Company incurred $552,000 of lending and other customary fees. The Company has capitalized these amounts and included them within intangible assets at March 31, 1998. These costs will be amortized to interest expense over the term of the agreement.

     As of March 31, 1998, the Company had borrowed $3.4 million under the Credit Facility at an interest rate of 8.5%. As of May 8, 1998, $13 million was outstanding under the facility. The increase was attributable to acquisition financing and working capital uses.

     In connection with the acquisition of the Founding Companies, the Company assumed debt of approximately $600,000 (net of repayments from proceeds from Offering), representing notes payable, capital lease obligations and other indebtedness. As of March 31, 1998, $472,000 was outstanding under this indebtedness.

5. EARNINGS PER SHARE

     The Company has presented net income (loss) per share pursuant to Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share ("Basic EPS") is computed by dividing the net income (loss) for the period by the weighted average number of shares of Common stock outstanding for the period. Diluted earnings per share ("Diluted EPS") is computed by dividing net income (loss) for the period by the weighted average number of shares of Common stock and Common stock equivalents outstanding during the period. For both periods presented, Common stock equivalents are not included, as their effect is antidilutive and, as such, Basic EPS and Diluted EPS are the same.

6. INTANGIBLE ASSETS

     The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of intangibles assets should be revised or that the remaining balance of such assets may not be recoverable. When the Company concludes it is necessary to evaluate its long-lived assets, including intangibles, for impairment, the Company will use an estimate of the related undiscounted cash flow as the basis to determine whether impairment has occurred. If such a determination indicates an impairment loss has occurred, the Company will utilize the valuation method which measures fair value based on the best information available under the circumstances. As of March 31, 1998, the Company believes that no revisions of the remaining useful lives or write-downs of intangible assets are required.

7. COMPREHENSIVE INCOME

     The Company has reviewed SFAS No. 130 and has determined that for the quarters ended March 31, 1998 and 1997, no items meeting the definition of comprehensive income as specified in SFAS No. 130 existed in the consolidated financial statements. As such, no disclosure is necessary to comply with SFAS No. 130.

8. SUBSEQUENT EVENTS

     Subsequent to March 31, 1998 and through May 8, 1998, the Company acquired five document management services companies, which were accounted for under the purchase method of accounting. The aggregate purchase price of these acquisitions approximated $11.8 million and was funded through a combination of cash on hand, borrowings under the Company's Credit Facility and the issuance of 415,452 shares of the Company's Common stock. The acquired companies have approximately $10 million of combined annualized revenues.

                                PART I - ITEM 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, this Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "expect", and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in "Business--Risk Factors" as disclosed in the Company's Annual Report on Form 10-K for the year ending December 31, 1997.

     The Company's revenues consist of service revenues, which are recognized as the related services are rendered, and product revenues which are recognized when the products are shipped to clients. Service revenues are primarily derived from media conversion, storage and retrieval, imaging and indexing of documents, and the service of imaging and micrographic equipment sold. Product revenues are derived from equipment sales and software sales and support. Cost of revenues consists principally of the costs of products sold and wages and related benefits, supplies, facilities and equipment expenses associated with providing the Company's services. Selling and administrative ("S&A") expenses include salaries and related benefits associated with the Company's executive and senior management, marketing and selling activities (principally salaries and related costs), and financial and other administrative expenses.

HISTORICAL RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     The results of operations for the three months ended March 31, 1998 include the revenues, cost of revenues and S&A expenses of the Founding Companies from January 1, 1998, and for Acquired Businesses from the date of their acquisition. ImageMax did not conduct material operations prior to the Offering. The results of operations for the three months ended March 31, 1997 include only S&A expenses of ImageMax, principally legal and travel costs.

UNAUDITED PRO FORMA COMBINED, AS ADJUSTED, RESULTS OF OPERATIONS

Results of Historical Three Months Ended March 31, 1998 Compared to Pro Forma Combined, as Adjusted, Three Months Ended March 31, 1997

     The unaudited pro forma, as adjusted, combined Founding Companies' results of operations for the three months ended March 31, 1997 include pro forma combined revenues, cost of revenues and S&A expenses for the Founding Companies as if their acquisition occurred on January 1, 1997. Such results are not necessarily indicative of the results the Company would have obtained had these events actually then occurred or of the Company's future results. Management believes the pro forma presentation is informative in analyzing the business.

     Prior to their acquisition, the Founding Companies and Acquired Businesses were managed as independent private companies, and the results of their operations reflect different tax structures (S corporations and C corporations) which have influenced, among other things, their historical levels of owners' compensation. Certain former owners and key employees of the Founding Companies and Acquired Businesses have agreed to certain reductions in their historical compensation subsequent to their acquisition, and these adjustments are reflected in the pro forma results of operations.

     The Company has begun and will continue to integrate the operations and administrative functions of the Founding Companies and Acquired Businesses over a period time. This integration process may present opportunities to reduce costs through the elimination of duplicative functions and through economies of scale, but will also necessitate additional costs and expenditures for corporate management and administration, systems integration and facilities expansion. These costs and possible cost-savings may make comparison to past pro forma operating results incompatible with, or not indicative of, future performance.


                                                                               UNAUDITED PRO
                                                                            FORMA, AS ADJUSTED,
                                                         HISTORICAL          COMBINED FOUNDING
                                                        THREE MONTHS            COMPANIES,
                                                       ENDED MARCH 31,      THREE MONTHS ENDED
                                                            1998              MARCH 31, 1997
                                                       ---------------      -------------------
                                                           (IN THOUSANDS-EXCEPT SHARE DATA)
Revenues:
  Services...........................................     $  9,857               $  8,374
  Products...........................................        3,095                  3,037
                                                          --------               --------
                                                            12,952                 11,411
                                                          --------               --------
Cost of revenues:
  Services...........................................        6,469                  5,171
  Products...........................................        2,033                  2,053
  Depreciation.......................................          339                    343
                                                          --------               --------
                                                             8,841                  7,567
                                                          --------               --------
     Gross profit....................................        4,111                  3,844
Selling, and administrative expenses.................        3,285                  2,814
Amortization of intangibles..........................          300                    299
                                                          --------               --------
     Operating income................................          526                    731
Interest expense (income), net.......................           48                     (5)
                                                          --------               --------
     Income before income taxes......................          478                    736
Income tax provision.................................          258                    365
                                                          --------               --------
Net income...........................................     $    220               $    371
                                                          ========               ========
Basic and dilutive net income per share..............     $   0.04               $   0.07
                                                          ========               ========
Shares used in computing basic and dilutive net
  income
  per share..........................................        5,546                  5,457
                                                          ========               ========

     Total revenues. For the three months ended March 31, 1998, total revenues increased $1.5 million, or 13.5%, as compared to the corresponding period in 1997. This increase was derived from a service revenue increase of 17.7% and a product revenue increase of 1.9%. For the three months ended March 31, 1998, service revenue and product revenue, respectively, comprised 76.1% and 23.9% of total revenues, as compared to 73.4% and 26.6% in the corresponding period in 1997.

     The increase in total revenues was comprised of $670,000 attributable to the Founding Companies and $871,000 attributable to the Acquired Businesses which are not included in the three months ended March 31, 1997. The Founding Companies increase was primarily due to increased utilization of excess media conversion capacity at production facilities in the Louisiana, Indiana and Ohio business units and increases in digital imaging software sales.

     Gross profit. For the three months ended March 31, 1998, gross profit increased by $267,000, or 6.9%, as compared to the corresponding period in 1997, while as a percentage of total revenues, gross profit declined from 33.7% to 31.7%. The Founding Companies contributed $57,000 of the increase and experienced a decline in gross profit percentage of 1.3%. Acquired Businesses contributed $194,000 of gross profit at a gross profit percentage of 22.3% for the three months ended March 31, 1998.

     The Founding Companies gross profit percentage decline was primarily due to: (1) higher service costs on flat revenue volumes in the South Carolina and Virginia business units; (2) changes in classifications between S&A and cost of revenues; (3) an offsetting decrease in service costs at most other locations, particularly in the California and Indiana business units, due to a combination of improved media conversion efficiency and larger revenue volumes; and (4) an offsetting increase attributable to the increase in digital imaging software sales, which carry low incremental costs.

     Selling and administrative expenses. For the three months ended March 31, 1998, S&A expenses increased by $471,000, or 16.7%, as compared to the corresponding period in 1997. This increase is comprised of $385,000 in corporate expenses; $213,000 attributable to the Acquired Businesses; and an offsetting decrease of $127,000 attributable to the Founding Companies.

     The increase in corporate expenses relates primarily to the staffing of the Company's headquarters function, increased travel and marketing expenses and the costs associated with being a public company. The Founding Companies' decrease is primarily attributable to changes in classifications between administrative expenses and cost of revenues in several business units, which offset higher selling expenses.

     Operating income. For the three months ended March 31, 1998, operating income decreased by $205,000, or 28.0%, as compared to the corresponding period in 1997. Excluding the impact of corporate expenses, operating income increased by $180,000, or 19.2%.

     Interest expense, net. For the three months ended March 31, 1998, net interest expense amounted to $48,000 as compared to net interest income of $5,000 in the corresponding period in 1997. The increase in interest expense is attributable to borrowings under the Credit Facility.

     Income tax provision. For the three months ended March 31, 1998, the effective income tax rate amounted to 54.0%, as compared to 49.6% in the corresponding period in 1997. The increase is primarily due to the impact of non-deductible goodwill amortization related to certain of the Founding Companies in relation to their pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements relate to the implementation of its acquisition program and, to a lesser extent, working capital and capital expenditures.

     As of March 31, 1998 and December 31, 1997, respectively, the Company had cash and cash equivalents of $1.1 million and $1.3 million, and working capital of $4.4 million and $3.0 million. The increase in working capital was primarily attributed to borrowings under the Credit Facility.

     For the three months ended March 31, 1998, net cash used in operating activities amounted to $953,000; net cash used in investing activities amounted to $2.0 million; and net cash provided by financing activities amounted to $2.8 million.

     Net cash used in operating activities primarily represents an increase in accounts receivable and the payment of accrued expenses related to acquisitions and the Offering. The increase in accounts receivable is primarily due to higher sales in March 1998 versus December 1997 and to a modest decline in the rate of cash collections.

     Net cash used in investing activities represents the Company's investments in the Acquired Businesses and capital equipment and technology. In the three months ended March 31, 1998, the Company made $421,000 of capital expenditures, principally production equipment and computer hardware.

     Net cash provided by financing activities represents borrowings of $3.4 million under the Credit Facility, the payment of $552,000 in related financing costs, net of repayments of other debt of the Founding Companies. Of the amount borrowed under the facility, $1.5 million was used to finance the purchase of the Acquired Businesses and $1.3 million was used for working capital purposes and capital expenditures.

     The Company plans to continue with its acquisition program and to invest in equipment and technology to meet the needs of its expanding operations and to improve its operating efficiency. The Company believes that the capital resources described above will be sufficient to meet its liquidity requirement for its operations and acquisition program in the foreseeable future.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 9, 1998, the Company issued 15,319 shares of Common stock (valued at $150,000 on the date of issuance) to Document Management Group, Inc. and ImageTec, Inc., affiliated document management companies, as partial consideration in exchange for substantially all of the assets of such companies. The issuance of Common stock did not involve underwriters and was exempt from registration under the Securities Act by virtue of the exemption provided by
Section 4(2) thereof for transactions not involving any public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

          2.1 Asset Purchase Agreement, dated January 23, 1998, by and among Integrated Information Services, L.L.C., Pettibone, L.L.C. and Heisley Holding, L.L.C. and ImageMax, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed February 4, 1998, File no. 0-23077).

          2.2 Asset Purchase Agreement, dated February 9, 1998 by and among document Management Group, Inc., Theron Robinson and ImageMax, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on February 24, 1998, File No. 0-23077).

          2.3 Asset Purchase Agreement, dated February 9, 1998 by and among ImageTec, Inc., Theron Robinson and Robert Robinson and ImageMax, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K filed on February 24, 1998, File no. 0-23077).

         10.1 Master Demand Note, dated January 20, 1998, payable to CoreStates Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed February 4, 1998, File no. 0-23077).

         10.2 Security Agreement, dated January 20, 1998, between CoreStates Bank, N.A. and ImageMax, Inc. (incorporated by reference to
              Exhibit 10.2 of the Company's Form 8-K filed February 4, 1998, File no. 0-23077).

         10.3 Credit Agreement by and among the Company and Subsidiaries and CoreStates Bank, N.A., for itself and as Agent, and any other Banks becoming Party, dated as of March 30, 1998 (incorporated by reference to Exhibit 10.25 of the Company's Form 10-K filed March 31, 1998, File no. 0-23077).

         27   Financial Data Schedule (filed in electronic format only.)

B) REPORTS ON FORM 8-K:

         o The Company filed a Form 8-K on February 3, 1998 reporting the acquisition of Integrated Information Services of Carmel, Indiana.

         o The Company filed a Form 8-K on February 24, 1998 reporting the acquisition of Document Management Group/ImageTec of Saginaw, Michigan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEMAX, INC.



BY: /S/ BRUCE M. GILLIS                                       May 15, 1998
Bruce M. Gillis                                                   Date
Chairman of the Board and Chief Executive Officer


BY: /S/ JAMES D. BROWN                                        May 15, 1998
James D. Brown                                                    Date
Chief Financial Officer and Principal Accounting Officer