Form 10-Q
period 1998-06-30
IMAGEMAX INC
filed 1998-08-14
CIK 1046032

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the Quarterly Period Ended June 30, 1998
                                   -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the Transition Period From _________ to _________


                         COMMISSION FILE NUMBER 0-23077


                                 IMAGEMAX, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Pennsylvania                                23-2865585
     -------------------------------                  -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)


      1100 E. Hector Street, Suite 396
         Conshohocken, Pennsylvania                            19428
   ----------------------------------------                  ----------
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

                               Yes _X_ No ______


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 4, 1998:


       Common Stock, no par value                          6,293,659
       --------------------------                      ----------------
                  Class                                Number of Shares

                        IMAGEMAX, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                              PAGE
                                                              ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements (Unaudited)

     Consolidated Statements of Operations..................    1

     Consolidated Balance Sheets............................    2

     Consolidated Statements of Cash Flows..................    3

     Notes to Consolidated Financial Statements.............    4

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations....    7

PART II - OTHER INFORMATION

  Item 2 - Changes in Securities and Use of Proceeds........   12

  Item 4 - Submission of Matters to a Vote of
           Security Holders.................................   12

  Item 5 - Other Information................................   12

  Item 6 - Exhibits and Reports on Form 8-K.................   13

SIGNATURES..................................................   14

                       IMAGEMAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands except per share amounts)


                                                       THREE MONTHS             SIX MONTHS
                                                      ENDED JUNE 30,          ENDED JUNE 30,
                                                  --------------------      -------------------
                                                    1998        1997          1998        1997
                                                  -------     --------      -------     -------
Revenues:
  Services ..................................     $12,393     $     --      $22,250     $    --
  Products ..................................       4,199           --        7,294          --
                                                  -------     --------      -------     -------
                                                   16,592           --       29,544          --
                                                  -------     --------      -------     -------
Cost of revenues:
  Services ..................................       8,293           --       14,740          --
  Products ..................................       2,700           --        4,755          --
  Depreciation ..............................         285           --          624          --
                                                  -------     --------      -------     -------
                                                   11,278           --       20,119          --
                                                  -------     --------      -------     -------
     Gross profit ...........................       5,314           --        9,425          --
Selling and administrative expenses .........       4,043          113        7,328         168
Special compensation charge .................          --        1,304           --       1,304
Amortization of intangibles .................         341           --          641          --
                                                  -------     --------      -------     -------
     Operating income (loss) ................         930       (1,417)       1,456      (1,472)
Interest expense (income), net ..............         264           (1)         312          (1)
                                                  -------     --------      -------     -------
     Income (loss) before income taxes ......         666       (1,416)       1,144      (1,471)
Income tax provision ........................         210           --          468          --
                                                  -------     --------      -------     -------
Net income (loss) ...........................     $   456     $ (1,416)     $   676     $(1,471)
                                                  =======     ========      =======     =======
Basic and diluted net income (loss)
per share....................................     $  0.08     $  (1.89)     $  0.12     $ (2.06)
                                                  =======     ========      =======     =======
Shares used in computing basic and diluted
  net income (loss) per share ...............       5,891          751        5,720         714
                                                  =======     ========      =======     =======

   The accompanying notes are an integral part of these financial statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (Unaudited, in thousands except share amounts)


                                                        JUNE 30,    DECEMBER 31,
                                                          1998         1997
                                                        --------    ------------
                           ASSETS

Current assets:
  Cash and cash equivalents..........................    $   882     $ 1,310
  Accounts receivable, net of allowance for doubtful
     accounts of $567 and $375 as of June 30, 1998
     and December 31, 1997, respectively.............     11,848       6,922
  Inventories........................................      2,327       1,997
  Prepaid expenses and other.........................        667         367
  Deferred income taxes..............................        164         160
                                                         -------     -------
     Total current assets............................     15,888      10,756

Property, plant and equipment, net...................      6,022       4,381
Intangibles, primarily goodwill, net.................     51,074      32,996
Other assets.........................................        132          95
                                                         -------     -------
                                                         $73,116     $48,228
                                                         =======     =======

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Short-term debt and current portion of long-term
     debt  ..........................................    $   201     $   251
  Accounts payable...................................      4,344       2,846
  Accrued expenses...................................      4,748       3,248
  Deferred revenue...................................      1,271       1,333
  Income taxes payable...............................        409          84
                                                         -------     -------
     Total current liabilities.......................     10,973       7,762
                                                         -------     -------

Deferred income taxes................................         39          59
                                                         -------     -------
Long-term debt.......................................     16,680         342
                                                         -------     -------
Other long-term liabilities..........................         89          47
                                                         -------     -------
Shareholders' equity:
  Preferred stock, no par value, 10,000,000 shares
     authorized, none issued.........................         --          --
  Common stock, no par value, 40,000,000 shares
     authorized, 6,293,659 and 5,537,436 shares issued
     and outstanding as of June 30, 1998 and
     December 31, 1997, respectively.................     52,221      47,580
  Accumulated deficit................................     (6,886)     (7,562)
                                                         -------     -------
     Total shareholders' equity......................     45,335      40,018
                                                         -------     -------
                                                         $73,116     $48,228
                                                         =======     =======

   The accompanying notes are an integral part of these financial statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)


                                                                         SIX MONTHS
                                                                       ENDED JUNE 30,
                                                                  -----------------------
                                                                    1998           1997
                                                                  --------       --------
Cash flows from operating activities:
  Net income (loss) ........................................      $    676       $(1,471)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities-
     Depreciation and amortization .........................         1,265            --
     Special compensation charge ...........................            --         1,304
     Deferred income tax benefit ...........................           (27)           --
     Changes in operating assets and liabilities,
          excluding effect of businesses acquired-
        Accounts receivable, net ...........................        (1,572)           --
        Inventories ........................................          (160)           --
        Prepaid expenses and other .........................          (381)           --
        Other assets .......................................             5            --
        Accounts payable ...................................           546            --
        Accrued expenses ...................................           355            40
        Income taxes payable ...............................           326            --
        Deferred revenue ...................................          (412)           --
                                                                  --------       -------
           Net cash provided by (used in) operating
             activities ....................................           621          (127)
                                                                  --------       -------
Cash flows from investing activities:
    Payments for businesses acquired, net of cash acquired..       (15,692)           --
    Purchases of property and equipment ....................          (633)           --
    Increase in deferred acquisition costs .................           (18)          (25)
                                                                  --------       -------
           Net cash used in investing activities ...........       (16,343)          (25)
                                                                  --------       -------
Cash flows from financing activities:
  Net borrowings under line of credit ......................        16,400            --
  Payment of deferred financing costs ......................          (659)           --
  Principal payments on debt and capital lease
     obligations ...........................................          (447)           --
  Proceeds from issuances of preferred stock ...............            --           105
                                                                  --------       -------
           Net cash provided by financing activities .......        15,294           105
                                                                  --------       -------
Net decrease in cash and cash equivalents ..................          (428)          (47)
Cash and cash equivalents, beginning of period .............         1,310            62
                                                                  --------       -------
Cash and cash equivalents, end of period ...................      $    882       $    15
                                                                  ========       =======
Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest .............................................       $    171       $    --
                                                                  ========       =======
     Income taxes ..........................................      $    195       $    --
                                                                  ========       =======

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     There were no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of the Notes to Consolidated Financial Statements of ImageMax, Inc. and Subsidiaries included in the Company's Annual Report on Form 10-K.

3. ACQUISITIONS

     Since the Offering and prior to June 30, 1998, the Company acquired 11 additional document management services companies (the "Acquired Businesses"). The aggregate purchase price approximated $20.3 million plus transaction costs. The purchases were funded through borrowings under the Company's line of credit facility (see Note 4) and the issuance of 756,223 shares of the Company's common stock. The excess of purchase price over net assets acquired of approximately $18.1 million was allocated to goodwill.

     The following unaudited pro forma information shows the results of the Company's operations in accordance with APB No. 16, "Business Combinations," for the six months ended June 30, 1998 and 1997 as though the acquisitions of the Acquired Businesses had occurred as of January 1, 1997 (in thousands, except share data):

                                                        SIX MONTHS
                                                      ENDED JUNE 30,
                                                  ----------------------
                                                    1998           1997
                                                  -------        -------
Total revenues.................................   $36,357        $34,600
Operating income...............................   $ 2,119        $ 1,434
Net income (loss)..............................   $   567        $  (121)
Basic and diluted net income (loss) per share..   $  0.10        $ (0.02)


     The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions of the Acquired Businesses taken place as of January 1, 1997, or the results that may occur in the future. The pro forma results do not give effect to the Offering and exclude any reductions in historical interest expense. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of the Acquired Businesses.

     The following table displays supplemental cash flow information for the six months ended June 30, 1998 of the net non-cash assets acquired relating to Acquired Businesses (in thousands):


Fair value of assets acquired...................  $23,280
Liabilities assumed.............................   (2,828)
Fair value of common stock issued...............   (4,641)
Cash acquired...................................     (119)
                                                  -------
  Total consideration...........................  $15,692
                                                  =======

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

     Upon entering into the Credit Facility, the Company incurred $659,000 of lending and other customary fees. The Company has capitalized these amounts and included them within intangible assets at June 30, 1998. These costs will be amortized to interest expense over the term of the Credit Facility.

     As of June 30, 1998, the Company had borrowed $16.4 million under the Credit Facility. As of August 4, 1998, $18.1 million was outstanding under the facility. The increase was attributable to working capital uses.

     In connection with its acquisitions, the Company assumed debt of approximately $928,000 representing notes payable, capital lease obligations and other indebtedness. As of June 30, 1998, $481,000 was outstanding under this indebtedness.

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

6. INTANGIBLE ASSETS

     The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of intangibles assets should be revised or that the remaining balance of such assets may not be recoverable. When the Company concludes it is necessary to evaluate its long-lived assets, including intangibles, for impairment, the Company will use an estimate of the related undiscounted cash flow as the basis to determine whether impairment has occurred. If such a determination indicates an impairment loss has occurred, the Company will utilize the valuation method which measures fair value based on the best information available under the circumstances. As of June 30, 1998, the Company believes that no revisions of the remaining useful lives or write-downs of intangible assets are required.

7. COMPREHENSIVE INCOME

     The Company has reviewed SFAS No. 130, "Reporting Comprehensive Income", and has determined that for the six months ended June 30, 1998 and 1997, no items meeting the definition of comprehensive income as specified in SFAS No. 130 existed in the consolidated financial statements. As such, no disclosure is necessary to comply with SFAS No. 130.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, this Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "expect", and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in "Business--Risk Factors" as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Historical Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997, and Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     The results of operations for the three months ended and six months ended June 30, 1998, respectively, include the revenues, cost of revenues and S&A expenses of the Founding Companies for the entire period, and for Acquired Businesses from the date of their acquisition. ImageMax did not conduct material operations prior to the Offering. The results of operations for the three months ended and six months ended June 30, 1997, respectively, include only S&A expenses of ImageMax, principally legal and travel costs, and a special compensation charge.

Unaudited Pro Forma Combined, as Adjusted, Results of Operations

     The unaudited pro forma, as adjusted, combined Founding Companies' results of operations for the three months ended June 30, 1997 include pro forma combined revenues, cost of revenues and S&A expenses for the Founding Companies as if their acquisition occurred on January 1, 1997. Such results are not necessarily indicative of the results the Company would have obtained had these events actually then occurred or of the Company's future results. These results exclude the operating results of the Acquired Businesses. Management believes the pro forma presentation is informative in analyzing the business.

     Prior to their acquisition, the Founding Companies were managed as independent private companies, and the results of their operations reflect different tax structures (S corporations and C corporations) which have influenced, among other things, their historical levels of owners' compensation. Certain former owners and key employees of the Founding Companies have agreed to certain reductions in their historical compensation subsequent to their acquisition, and these adjustments are reflected in the pro forma results of operations.

     The Company has begun and will continue to integrate the operations and administrative functions of the Founding Companies over a period time. This integration process may present opportunities to reduce costs through the elimination of duplicative functions and through economies of scale, but will also necessitate additional costs and expenditures for corporate management and administration, systems integration and facilities expansion. These costs and possible cost-savings may make the comparison to past pro forma operating results incompatible with, or not indicative of, future performance.


                                                                  UNAUDITED                                    UNAUDITED
                                                                PRO FORMA, AS                                PRO FORMA, AS
                                                             ADJUSTED, COMBINED                            ADJUSTED, COMBINED
                                           HISTORICAL        FOUNDING COMPANIES,         HISTORICAL        FOUNDING COMPANIES,
                                          THREE MONTHS          THREE MONTHS             SIX MONTHS            SIX MONTHS
                                         ENDED JUNE 30,        ENDED JUNE 30,          ENDED JUNE 30,        ENDED JUNE 30,
                                              1998                  1997                  1998                    1997
                                         --------------      -------------------       --------------      -------------------
                                                               (IN THOUSANDS-EXCEPT PER SHARE DATA)
Revenues:
  Services ...................               $12,393               $  9,587                $22,250               $ 17,961
  Products ...................                 4,199                  3,592                  7,294                  6,630
                                             -------               --------                -------               --------
                                              16,592                 13,179                 29,544                 24,590
                                             -------               --------                -------               --------
Cost of revenues:
  Services ...................                 8,293                  6,058                 14,740                 11,229
  Products ...................                 2,700                  2,439                  4,755                  4,492
  Depreciation ...............                   285                    352                    624                    695
                                             -------               --------                -------               --------
                                              11,278                  8,849                 20,119                 16,416
                                             -------               --------                -------               --------
     Gross profit ............                 5,314                  4,330                  9,425                  8,174
Selling and administrative
  expenses ...................                 4,043                  2,878                  7,328                  5,692
Special compensation charge ..                    --                  1,304                     --                  1,304
Amortization of intangibles ..                   341                    299                    641                    598
                                             -------               --------                -------               --------
     Operating income (loss) .                   930                   (151)                 1,456                    580
Interest expense (income),
  net ........................                   264                     (5)                   312                    (10)
                                             -------               --------                -------               --------
     Income (loss) before
            income taxes .....                   666                   (146)                 1,144                    590
Income tax provision .........                   210                    532                    468                    897
                                             -------               --------                -------               --------
Net income (loss) ............               $   456               $   (678)               $   676               $   (307)
                                             =======               ========                =======               ========
Basic and dilutive net
  income (loss) per share ....               $  0.08               $  (0.12)               $  0.12               $  (0.06)
                                             =======               ========                =======               ========
Shares used in computing
  basic and dilutive net
  income (loss) per share ....                 5,891                  5,457                  5,720                  5,457
                                             =======               ========                =======               ========

Results of Historical Three Months Ended June 30, 1998 Compared to Pro Forma Combined, as Adjusted, Three Months Ended June 30, 1997

     Total revenues. For the three months ended June 30, 1998, total revenues increased $3.4 million, or 25.9%, as compared to the corresponding period in 1997. This increase was derived from a service revenue increase of 29.3% and a product revenue increase of 16.9%. For the three months ended June 30, 1998, service revenue and product revenue, respectively, comprised 74.7% and 25.3% of total revenues, as compared to 72.7% and 27.3% in the corresponding period in 1997.

     The increase in total revenues, as well as the change in mix between service and product revenues, was primarily attributable to the Acquired Businesses which are not included in the three months ended June 30, 1997. When comparing the three months ended June 30, 1998 to the corresponding period in 1997, the Founding Companies' experienced a decline in total revenues of 1.9% and a slight change in mix (73% service revenues and 27% product revenues).

     Gross profit. For the three months ended June 30, 1998, gross profit increased by $984,000, or 22.7%, as compared to the corresponding period in 1997, while as a percentage of total revenues, gross profit declined from 32.9% to 32.0%. The Founding Companies' experienced a decrease of $86,000 and a decline in gross profit percentage of 0.5%. Acquired Businesses contributed $1.1 million of gross profit at a gross profit percentage of 29.0% for the three months ended June 30, 1998.

     The Founding Companies' gross profit percentage decline was primarily due to: (1) a shift toward lower margin equipment and supplies sales and away from higher margin service and software sales; (2) higher service costs in the South Carolina and Virginia business units, primarily due to inefficient production; and (3) an offsetting decrease in service costs at most other locations, particularly in the California and Oregon business units, due to a combination of improved media conversion efficiency and larger revenue volumes.

     Selling and administrative expenses. For the three months ended June 30, 1998, S&A expenses increased by $1.2 million, or 40.5%, as compared to the corresponding period in 1997. This increase is comprised of $605,000 in corporate expenses; $713,000 attributable to the Acquired Businesses; and an offsetting decrease of $153,000 attributable to the Founding Companies.

     The increase in corporate expenses relates primarily to the staffing of the Company's headquarters function; the integration of technology; sales development costs; increased travel and marketing expenses; and the costs associated with being a public company. Pro forma results for 1997 exclude the bulk of corporate overhead costs. The Founding Companies' decrease is primarily attributable to cost reduction measures at several business units.

     Special compensation charge. For the three months ended June 30, 1997, the Company sold a total of 186,154 shares of common stock to officers and directors of ImageMax at prices of $1.18 and $2.36 per share. As a result, the Company recorded a non-recurring, non-cash compensation charge of $1.3 million, representing the difference between the amount paid for the shares and the deemed value for accounting purposes (based on the Offering price of $12.00 per share).

     Operating income. For the three months ended June 30, 1998, operating income increased $1.1 million, as compared to an operating loss of $151,000 in the corresponding period in 1997. Excluding the impact of corporate expenses, operating income increased by $1.7 million for the three months ended June 30, 1998 as compared to the corresponding period in 1997.

     Interest expense, net. For the three months ended June 30, 1998, net interest expense amounted to $264,000 as compared to net interest income of $5,000 in the corresponding period in 1997. The increase in interest expense is attributable to borrowings under the Credit Facility and the amortization of related financing costs.

     Income tax provision. For the three months ended June 30, 1998, the effective income tax rate amounted to 31.5%, as compared to a tax provision of $532,000 on a loss before taxes of $146,000 in the corresponding period in 1997. The decline in the effective tax rate is primarily due to: (1) an increase in income before taxes; (2) a lessening of the impact of non-deductible goodwill amortization in relation to pre-tax earnings; and (3) the use of net operating losses originating in 1997.

Results of Historical Six Months Ended June 30, 1998 Compared to Pro Forma Combined, as Adjusted, Six Months Ended June 30, 1997

     Total revenues. For the six months ended June 30, 1998, total revenues increased $4.9 million, or 20.1%, as compared to the corresponding period in 1997. This increase was derived from a service revenue increase of 23.9% and a product revenue increase of 10.0%. For the six months ended June 30, 1998, service revenue and product revenue, respectively, comprised 75.3% and 24.7% of total revenues, as compared to 73.0% and 27.0% in the corresponding period in 1997.

     The increase in total revenues was comprised of $500,000 attributable to the Founding Companies and $4.4 million attributable to the Acquired Businesses which are not included in the six months ended June 30, 1997. The Founding Companies' increase was primarily due to: (1) increased utilization of media conversion capacity; and (2) an increase in off-shore data entry sales volume.

     Gross profit. For the six months ended June 30, 1998, gross profit increased by $1.2 million, or 15.3%, as compared to the corresponding period in 1997, while as a percentage of total revenues, gross profit declined from 33.2% to 31.9%. The Founding Companies' experienced a decrease of $29,000 and a decline in gross profit percentage of 0.7%. Acquired Businesses contributed $1.3 million of gross profit at a gross profit percentage of 27.9% for the six months ended June 30, 1998.

     The Founding Companies' gross profit percentage decline was primarily due to: (1) higher service costs in the South Carolina and Virginia business units, primarily due to production inefficiencies; (2) an offsetting decrease in service costs at most other locations, particularly in the California, Indiana, and Oregon business units, due to a combination of improved media conversion efficiency and larger revenue volumes; (3) an offsetting increase attributable to the increase in high margin digital imaging software sales; and (4) an offsetting increase attributable to the increase in off-shore data entry volume.

     Selling and administrative expenses. For the six months ended June 30, 1998, S&A expenses increased by $1.6 million, or 28.7%, as compared to the corresponding period in 1997. This increase is comprised of $1.0 million in corporate expenses; $0.9 million attributable to the Acquired Businesses; and an offsetting decrease of $0.3 million attributable to the Founding Companies.

     The increase in corporate expenses relates primarily to the staffing of the Company's headquarters function; the integration of technology; sales development costs; increased travel and marketing expenses; and the costs associated with being a public company. The Founding Companies' decrease is primarily attributable to cost reduction measures at several business units.

     Special compensation charge. For the six months ended June 30,1997, the Company sold a total of 186,154 shares of Common stock to officers and directors of ImageMax at prices of $1.18 and $2.36 per share. As a result, the Company recorded a non-recurring, non-cash compensation charge of $1.3 million, representing the difference between the amount paid for the shares and the deemed value for accounting purposes (based on the Offering price of $12.00 per share).

     Operating income. For the six months ended June 30, 1998, operating income increased by $876,000, or 151.0%, as compared to the corresponding period in 1997. Excluding the impact of corporate expenses, operating income increased by $1.8 million, or 190.3%.

     Interest expense, net. For the six months ended June 30, 1998, net interest expense amounted to $312,000 as compared to net interest income of $10,000 in the corresponding period in 1997. The increase in interest expense is attributable to borrowings under the Credit Facility and the amortization of related financing costs.

     Income tax provision. For the six months ended June 30, 1998, the effective income tax rate amounted to 40.9%, as compared to a tax provision of $897,000 on income before taxes of $590,000 in the corresponding period in 1997. The decline in the effective tax rate is primarily due to: (1) an increase in income before taxes; (2) a lessening of the impact of non-deductible goodwill amortization in relation to pre-tax earnings; and (3) the use of net operating losses originating in 1997.

Liquidity and Capital Resources

     The Company's primary capital requirements relate to the implementation of its acquisition program and, to a lesser extent, working capital and capital expenditures.

     As of June 30, 1998 and December 31, 1997, respectively, the Company had cash and cash equivalents of $882,000 and $1.3 million, and working capital of $4.9 million and $3.0 million. The increase in working capital was primarily attributed to Acquired Businesses and borrowings under the Credit Facility.

     For the six months ended June 30, 1998, net cash provided by operating activities amounted to $621,000; net cash used in investing activities amounted to $16.3 million; and net cash provided by financing activities amounted to $15.3 million.

     Net cash provided by operating activities represents an increase in working capital derived principally from improved cash management offset by the payment of accrued expenses related to the Offering.

     Net cash used in investing activities represents the Company's investments in the Acquired Businesses and capital equipment and technology. In the six months ended June 30, 1998, the Company made $633,000 of capital expenditures, principally production equipment and computer hardware.

     Net cash provided by financing activities represents borrowings of $16.4 million under the Credit Facility, the payment of $659,000 in related financing costs, net of repayments of other indebtedness. Of the amount borrowed under the facility, $14.4 million was used to finance the purchase of the Acquired Businesses and $2.0 million was used for working capital purposes and capital expenditures. As of June 30, 1998 and August 4, 1998, respectively, $13.6 million and $11.9 million was available under the facility. The decrease in availability from June 30 is due to borrowings of $1.7 million for working capital purposes.

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

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company issued a total of 740,904 shares of common stock as partial consideration in connection with the acquisition of the following eight companies:

     o On April 23, 1998, 94,340 shares in connection with FileTrac, Inc. of Hayward, CA

     o On April 23, 1998, 75,472 shares in connection with MicroFilm World, Inc. of Charlotte, NC

     o On May 7, 1998, 20,270 shares in connection with COMSTOR, Inc. of Houston, TX

     o On May 7, 1998, 91,448 shares in connection with Southwest Image Technology, Inc. of Houston, TX

     o On May 8, 1998, 133,922 shares in connection with Concept Micro-Imaging, Inc. of Minnetonka, MN

     o On June 8, 1998, 15,811 shares in connection with Micrographics Plus, Inc. of Houston, TX

     o On June 11, 1998, 173,535 shares in connection with RIS Document Solutions, Inc. of Dallas, TX

     o On June 11, 1998, 136,106 shares in connection with Advanced Image Management, Inc. of Syracuse, NY

     These issuances of common stock did not involve underwriters and were exempt from registration under the Securities Act by virtue of the exemption provided by Section 4(2) thereof for transactions not involving any public offering.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECRUITY HOLDERS

     The Company held its Annual Meeting of Shareholders on June 15, 1998. Bruce
M. Gillis, David C. Carney, and Mitchell J. Taube, the director nominees set forth in the Notice of Annual Meeting, were elected to serve as directors. The following table gives the details of the votes cast for each director nominee:

    Nominee                      Votes For                    Votes Abstained
    -------                      ---------                    ---------------
Bruce M. Gillis                  4,658,736                         60,633
David C. Carney                  4,678,236                         41,133
Mitchell J. Taube                4,658,736                         60,633

Arthur Andersen, LLP was ratified to serve as the Company's independent accountants for the fiscal year ending December 31, 1998, with 4,419,587 votes favoring ratification, 293,732 votes opposing, and 6,050 votes abstaining.

Item 5. OTHER INFORMATION

Discretionary Proxy Voting Authority/Shareholder Proposals

     On May 21, 1998 the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934. The amendment to Rule 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which the shareholder has not sought to include in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the meeting, without any discussion of the matter in the proxy statement.

     With respect to the Company's 1999 Annual Meeting of Shareholders, if the Company is not provided notice of a shareholder proposal, which the shareholder has not previously sought to include in the Company's proxy statement, by March 16, 1999, the management proxies will be allowed to use their discretionary authority as outlined above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

     10.26 Amendment No. 1 to Credit Agreement by and among the Company and Subsidiaries and First Union National Bank (successor by merger to CoreStates Bank, N.A.), for itself and as Agent, and any other Banks becoming Party, dated as of March 30, 1998 (incorporated by reference to Exhibit 10.25 of the Company's Form 10-K filed March 31, 1998, File no. 0-23077).

     27       Financial Data Schedule (filed in electronic format only.)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEMAX, INC.



BY: /S/ BRUCE M. GILLIS                                         August 14, 1998
----------------------------                                    ---------------
Bruce M. Gillis                                                       Date
Chairman of the Board and
Chief Executive Officer


BY: /S/ JAMES D. BROWN                                          August 14, 1998
----------------------------                                    ---------------
James D. Brown                                                        Date
Chief Financial Officer and
Principal Accounting Officer

                                                                       EX. 10.26

                                 AMENDMENT NO. 1
                                       TO
                                CREDIT AGREEMENT

     AMENDMENT NO. 1 dated as of June 9,1998 by and among IMAGEMAX, INC., a Pennsylvania corporation (referred to herein as the "Borrower"), each Subsidiary of Borrower (referred to herein, with the Borrower, as the "Company Affiliates"), FIRST UNION NATIONAL BANK (successor by merger to CORESTATES BANK, N.A.), a national banking association for itself ("First Union"), and as agent hereunder (the "Agent") and any other bank becoming party to this Agreement, and their successors and assigns (First Union in its individual capacity and such other banks, each referred to herein as a "Bank," or collectively, the "Banks").

     WHEREAS, the Borrower, the other Company Affiliates, the Agent and First Union entered into a certain Credit Agreement dated as of March 30, 1998 (as amended on the date hereof and hereafter, the "Credit Agreement"); and

     WHEREAS, Commerce Bank, N.A. has become a "Bank" under the Credit Agreement on the date hereof;

     WHEREAS, the Borrower, the other Company Affiliates, the Agent and the Banks have agreed to amend the Credit Agreement in certain respects;

     NOW THEREFORE, in consideration of the mutual agreements herein contained, the parties hereto, intending to be legally bound, hereby agree as follows:

     1. Definitions. Section 1.01 of the Credit Agreement shall be amended to restate the definition of "Required Banks" as follows:

     "Required Banks" means: (a) if the Agent, as a Bank, holds aggregate Ratable Shares of seventy percent (70%) or more, then all of the Banks, or
     (b) otherwise, then Banks holding aggregate Ratable Shares of at least seventy percent (70%); provided that, any Bank in default of its obligations under this Agreement will not be counted for purposes of determining the Required Banks.

     2. Funded Debt to Cash Flow Covenant. Section 9.02 is hereby amended to read in full as follows:

          Section 9.02. Ratio of Funded Debt to Cash Flow. The Company Affiliates shall not permit the ratio of Funded Debt at the end of any fiscal quarter to its Adjusted Cash Flow for the immediately preceding three (3) fiscal quarters to exceed the following ratios:

       Fiscal Quarters Ending
      In the Following Periods                                    Ratio
      ------------------------                                    -----

      Closing through 03/31/98                                  2.0 to 1.0
      04/01/98 through 12/31/98                                 2.5 to 1.0
      01/01/99 through 12/31/99                                 3.0 to 1.0
      01/01/00 through 12/31/00                                 3.5 to 1.0
      01/01/01 through 12/31/01                                 3.0 to 1.0
      01/01/02 and thereafter                                   2.5 to 1.0

     3. Restriction on Acquisitions. Section 9.10(b)(iii) and (c)(ii) are each amended to delete the word "Required" in the first line.

     4. Exhibit 2.01. Exhibit 2.01 is hereby amended as attached hereto.

     5. Cgpitalized Terms. All capitalized terms used in this Amendment, unless otherwise defined herein, shall have the meanings ascribed thereto in the Agreement.

     6. Representations and Covenants. The Company Affiliates certify that all representations and warranties contained in the Credit Agreement, including without limitation the schedules thereto, are true, correct and complete on and as of the date hereof, and that all covenants and agreements made in the Credit Agreement have been complied with and fulfilled, and that no Default or Event of Default is in existence on the date hereof.

     7. Ratification. Other than as specifically set forth herein, the Company Affiliates hereby ratify and confirm the Credit Agreement and all instruments and agreements relating thereto, and confirms that (a) all of the foregoing remain in full force and effect, (b) each of the foregoing is enforceable against the Company Affiliates in accordance with its terms, and (c) the Company Affiliates have no defenses to their obligations or claims relative to the Credit Agreement.

     8. Miscellaneous. Article XII of the Credit Agreement is incorporated herein by this reference and shall apply to this Amendment No. 1. Execution of this Amendment No. 1 shall not constitute an agreement by the Agent or any Bank to execute any other amendment or modification of the Credit Agreement. References to the Credit Agreement in any document relating thereto shall be deemed to include this Amendment No. 1. This Amendment No. 1 may be executed in counterparts.

     IN WITNESS WHEREOF, the Company Affiliates, the Agent and the Banks have caused this Agreement to be duly executed and delivered as of the day and year first above written.

                                  FIRST UNION NATIONAL BANK, successor by
                                  merger to CORESTATES BANK, N.A. for itself and as Agent

                                  By: /s/ William Johnston
                                      -----------------------------------------
                                      William Johnston
                                      Vice President

                                  Address: Broad & Chestnut Streets
                                           P.O. Box 7618
                                           Philadelphia, PA 19101

                                  With a copy to:
                                           FIRST UNION NATIONAL BANK,
                                           successor by merger to
                                           CORESTATES BANK, N.A.
                                           Meetinghouse Business Center
                                           2240 Butler Pike
                                           Plymouth Meeting, PA 19462
                                           Attn: William Johnston

                                  IMAGEMAX, INC.
                                  IMAGEMAX OF INDIANA, INC.
                                  IMAGEMAX OF SOUTH CAROLINA, INC.
                                  IMAGEMAX OF TENNESSEE, INC.

                                  IMAGEMAX OF ARIZONA, INC.
                                  IMAGEMAX OF NEBRASKA, INC.
                                  IMAGEMAX OF OHIO, INC.
                                  IMAGEMAX OF NEW YORK, INC.
                                  IMAGEMAX OF OREGON, INC.
                                  IMAGEMAX OF CALIFORNIA, INC.
                                  IMAGEMAX OF VIRGINIA, INC.
                                  AMMCORP ACQUISITION CORP.
                                  IMAGEMAX OF DELAWARE, INC.

 Attest:

 By: /s/ Andrew R. Bacas          By: /s/ James D. Brown
     -------------------              -------------------------
     Andrew R. Bacas                  James D. Brown
     Secretary                        Treasurer

                                  Address: 1100 Hector Street
                                           Suite 396
                                           Conshohocken, PA 19428
                                           Attn: President

[corporate seal]

                                  Exhibit 2.01

                            Banks and Ratable Shares

                                                               Revolving Credit
                                                                   Facility
                                                               ----------------

First Union National Bank,
Successor by merger to
Corestates Bank, N.A.
Broad & Chestnut Streets
Philadelphia, PA 19101                                            $20,000,000

Commerce Bank, N.A.
1701 Route 70 East
Cherry Hill, NJ 08034                                             $10,000,000

                                 ImageMAX, Inc.
                          1100 Hector Street, Suite 396
                             Conshohocken, PA 19428

                                  June 9, 1998


First Union National Bank
2240 Butler Pike
Plymouth Meeting, PA 19462-1302
Attn: William Johnston

Commerce Bank, N.A.
200 Lancaster Avenue
Devon, PA 19333
Attn: Roger L. Bomgardner

     Re:   Credit Agreement dated March 30, 1998


 Gentlemen:

     This is to confirm that all documentation sent under Sections 9.10(b)(iii) or (c)(ii) will be sent by overnight courier, receipt confirmation required, and that each Bank will receive the same documentation package.

                                            Very truly yours,

                                            IMAGEMAX, INC.

                                            By: /s/ James D. Brown
                                                -------------------------------
                                                    James D. Brown
                                                    Treasurer