Form 10-Q
period 1998-09-30
IMAGEMAX INC
filed 1998-11-18
CIK 1046032

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ______________ TO _______________

                         COMMISSION FILE NUMBER 0-23077

                         ------------------------------

                                 IMAGEMAX, INC.
             (Exact name of Registrant as specified in its charter)

              PENNSYLVANIA                                23-2865585
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

    1100 E. HECTOR STREET, SUITE 396
       CONSHOHOCKEN, PENNSYLVANIA                             19428
  (Address of principal executive offices)                  (Zip Code)

                                 (610) 832-2111
              (Registrant's telephone number including area code)

                         ------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_  No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 6, 1998:

                  CLASS                                NUMBER OF SHARES
                  -----                                ----------------
       Common Stock, no par value                          6,352,084


================================================================================

                        IMAGEMAX, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                              PAGE
                                                              ----
PART I -- FINANCIAL INFORMATION

  Item 1 -- Financial Statements (Unaudited)

     Consolidated Statements of Operations..................    1

     Consolidated Balance Sheets............................    2

     Consolidated Statements of Cash Flows..................    3

     Notes to Consolidated Financial Statements.............    4

  Item 2 -- Management's Discussion and Analysis of
            Financial Condition and Results of Operations...    7

PART II -- OTHER INFORMATION

  Item 2 -- Changes in Securities and Use of Proceeds.......   14

  Item 6 -- Exhibits and Reports on Form 8-K................   14

SIGNATURES..................................................   15

                        IMAGEMAX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS              NINE MONTHS
                                                   ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                   --------------------      --------------------
                                                    1998         1997         1998         1997
                                                   -------      -------      -------      -------
Revenues:
  Services...................................      $13,765      $    --      $36,015      $    --
  Products...................................        4,149           --       11,443           --
                                                   -------      -------      -------      -------
                                                    17,914           --       47,458           --
                                                   -------      -------      -------      -------
Cost of revenues:
  Services...................................        9,299           --       24,039           --
  Products...................................        2,702           --        7,457           --
  Depreciation...............................          415           --        1,039           --
                                                   -------      -------      -------      -------
                                                    12,416           --       32,535           --
                                                   -------      -------      -------      -------
  Gross profit...............................        5,498           --       14,923           --

Selling and administrative expenses..........        5,358          163       12,686          331
Restructuring costs..........................          925           --          925           --
Special compensation charge..................           --          931           --        2,235
Amortization of intangibles..................          484           --        1,125           --
                                                   -------      -------      -------      -------
  Operating income (loss)....................       (1,269)      (1,094)         187       (2,566)

Interest expense (income), net...............          432           (3)         744           (4)
                                                   -------      -------      -------      -------
  Income (loss) before income taxes..........       (1,701)      (1,091)        (557)      (2,562)

Income tax provision (benefit)...............         (468)          --           --           --
                                                   -------      -------      -------      -------
Net income (loss)............................      $(1,233)     $(1,091)     $  (557)     $(2,562)
                                                   =======      =======      =======      =======
Basic and diluted net income (loss) per
  share......................................      $ (0.20)     $ (1.18)     $ (0.09)     $ (3.26)
                                                   =======      =======      =======      =======
Shares used in computing basic and diluted
  net income (loss) per share................        6,321          923        5,922          787
                                                   =======      =======      =======      =======

   The accompanying notes are an integral part of these financial statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED, IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                     1998               1997
                                                                 -------------      ------------
                          ASSETS
Current assets:
  Cash and cash equivalents................................         $   563           $ 1,310
  Accounts receivable, net of allowance for doubtful
     accounts of $575 and $375 as of September 30, 1998 and
     December 31, 1997, respectively.......................          12,609             6,922
  Inventories..............................................           2,391             1,997
  Prepaid expenses and other...............................             432               367
  Deferred income taxes....................................             164               160
                                                                    -------           -------
     Total current assets..................................          16,159            10,756
Property, plant and equipment, net.........................           7,759             4,381
Intangibles, primarily goodwill, net.......................          51,505            32,996
Other assets...............................................              99                95
                                                                    -------           -------
                                                                    $75,522           $48,228
                                                                    =======           =======
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term debt and current portion of long-term debt....         $19,486           $   251
  Accounts payable.........................................           4,353             2,846
  Accrued expenses.........................................           5,068             3,248
  Deferred revenue.........................................           1,923             1,333
  Income taxes payable.....................................              --                84
                                                                    -------           -------
     Total current liabilities.............................          30,830             7,762
                                                                    -------           -------
Deferred income taxes......................................              55                59
                                                                    -------           -------
Long-term debt.............................................             243               342
                                                                    -------           -------
Other long-term liabilities................................              50                47
                                                                    -------           -------
Shareholders' equity:
  Preferred stock, no par value, 10,000,000 shares
     authorized, none issued...............................              --                --
  Common stock, no par value, 40,000,000 shares authorized,
     6,352,084 and 5,537,436 shares issued and outstanding
     as of September 30, 1998 and December 31, 1997,
     respectively..........................................          52,463            47,580
  Accumulated deficit......................................          (8,119)           (7,562)
                                                                    -------           -------
     Total shareholders' equity............................          44,344            40,018
                                                                    -------           -------
                                                                    $75,522           $48,228
                                                                    =======           =======

   The accompanying notes are an integral part of these financial statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                      NINE MONTHS
                                                                  ENDED SEPTEMBER 30,
                                                                  --------------------
                                                                   1998         1997
                                                                  -------      -------
Cash flows from operating activities:
  Net income (loss).........................................      $  (557)     $(2,562)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities
     Depreciation and amortization of intangibles...........        2,164           --
     Amortization of deferred financing costs...............           66           --
     Special compensation charge............................           --        2,235
     Deferred income tax benefit............................          (11)          --
     Changes in operating assets and liabilities, excluding
       effect of businesses acquired --
        Accounts receivable, net............................       (2,208)          --
        Inventories.........................................         (223)          --
        Prepaid expenses and other..........................         (146)          --
        Other assets........................................           39       (1,987)
        Accounts payable....................................          437           --
        Accrued expenses....................................          596        1,092
        Income taxes payable................................          (84)          --
        Deferred revenue....................................          200           --
                                                                  -------      -------
           Net cash provided by (used in) operating
             activities.....................................          273       (1,222)
                                                                  -------      -------
Cash flows from investing activities:
  Payments for businesses acquired, net of cash acquired....      (16,445)          --
  Purchases of property and equipment.......................       (2,683)          (5)
  Increase in deferred acquisition costs....................           --          (25)
                                                                  -------      -------
           Net cash used in investing activities............      (19,128)         (30)
                                                                  -------      -------
Cash flows from financing activities:
  Net borrowings under line of credit.......................       19,325           --
  Payment of deferred financing costs.......................         (693)          --
  Principal payments on debt and capital lease
     obligations............................................         (524)          --
  Proceeds from issuances of preferred stock................           --        2,552
                                                                  -------      -------
           Net cash provided by financing activities........       18,108        2,552
                                                                  -------      -------
Net increase (decrease) in cash and cash equivalents........         (747)       1,300
Cash and cash equivalents, beginning of period..............        1,310           62
                                                                  -------      -------
Cash and cash equivalents, end of period....................      $   563      $ 1,362
                                                                  =======      =======
Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest...............................................      $   505      $    --
                                                                  =======      =======
     Income taxes...........................................      $   204      $    --
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     For a description of the Company's accounting policies, refer to Note 2 of the Notes to Consolidated Financial Statements of ImageMax, Inc. and Subsidiaries included in the Company's Annual Report on Form 10-K.

3. RESTRUCTURING COSTS

     For the three months ended September 30, 1998, the Company recorded a restructuring charge of $925,000, primarily for severance payments related to headcount reductions at the corporate office and facility costs associated with business unit consolidations.

4. ACQUISITIONS

     Since the Offering and prior to September 30, 1998, the Company acquired 13 additional document management services companies (the "Acquired Businesses"). The aggregate purchase price approximated $21 million plus transaction costs. The purchases were funded through borrowings under the Company's line of credit facility (see Note 5) and the issuance of 814,648 shares of the Company's common stock. The excess of purchase price over net assets acquired of approximately $19 million was allocated to goodwill.

                        IMAGEMAX, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

4. ACQUISITIONS -- (CONTINUED)

     The following unaudited pro forma information shows the results of the Company's operations in accordance with APB No. 16, "Business Combinations," for the nine months ended September 30, 1998 and 1997 as though the acquisitions of the Acquired Businesses had occurred as of January 1, 1997 (in thousands, except share data):

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          ---------------------
                                                           1998          1997
                                                          -------       -------
Total revenues..........................................  $54,905       $52,472
Operating income........................................  $   775       $   784
Net income (loss).......................................  $  (591)      $  (948)
Basic and diluted net income (loss) per share...........  $ (0.11)      $ (0.18)

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

     The following table displays supplemental cash flow information for the nine months ended September 30, 1998 of the net non-cash assets acquired relating to Acquired Businesses (in thousands):

Fair value of assets acquired..............................  $24,481
Liabilities assumed........................................   (3,024)
Fair value of common stock issued..........................   (4,883)
Cash acquired..............................................     (129)
                                                             -------
     Total consideration...................................  $16,445
                                                             =======

5. LINE OF CREDIT AND LONG-TERM OBLIGATIONS

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

     As of September 30, 1998, the Company was not in compliance with certain existing financial and other covenants under the Credit Facility. An amendment to the Credit Facility dated November 16, 1998 cured such non-compliance, amended certain financial covenants for future periods, reduced the amount available under the Credit Facility to the amount ($20.1 million) outstanding on November 6, 1998, changed the maturity date to December 1, 1999, required a $5.0 million principal repayment or commitments therefor by December 31, 1998 and changed the interest rate and other provisions. The Company believes that it will be able to obtain the funding needed for the $5.0 million repayment,

                        IMAGEMAX, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                  (UNAUDITED)

5. LINE OF CREDIT AND LONG-TERM OBLIGATIONS -- (CONTINUED)


either by additional financings or the sales of certain assets. The
Company's belief in the foregoing statement is a forward-looking statement that involves substantial risks and uncertainties, including those set forth in "Business-Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and risks associated with the results of the Company's future operations and with the availability and terms of additional financing and potential asset transactions. As a result, the Company's long-term indebtedness under the Credit Facility has been reclassified for accounting purposes as short-term debt.

     Upon entering into the Credit Facility, the Company incurred $693,000 of lending and other customary fees. The Company has capitalized these amounts and included them within intangible assets at September 30, 1998. These costs will be amortized to interest expense over the term of the Credit facility.

     As of September 30, 1998, the Company had borrowed $19.3 million under the Credit Facility. As of November 6, 1998, $20.1 million was outstanding under the facility. The increase was attributable to working capital uses.

     In connection with its acquisitions, the Company assumed debt of approximately $928,000 representing notes payable, capital lease obligations and other indebtedness. As of September 30, 1998, $403,000 was outstanding under this indebtedness.

6. EARNINGS PER SHARE

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

7. INTANGIBLE ASSETS

     The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of intangible assets should be revised or that the remaining balance of such assets may not be recoverable. When the Company concludes it is necessary to evaluate its long-lived assets, including intangibles, for impairment, the Company will use an estimate of the related undiscounted cash flow as the basis to determine whether impairment has occurred. If such a determination indicates an impairment loss has occurred, the Company will utilize the valuation method which measures fair value based on the best information available under the circumstances. As of September 30, 1998, the Company believes that no revisions of the remaining useful lives or write-downs of intangible assets are required, however, the Company's continuing review of underperforming business units may lead to write-downs in the future.

8. COMPREHENSIVE INCOME

     The Company has reviewed SFAS No. 130, "Reporting Comprehensive Income", and has determined that for the nine months ended September 30, 1998 and 1997, no items meeting the definition of comprehensive income as specified in SFAS No. 130 existed in the consolidated financial statements. As such, no disclosure is necessary to comply with SFAS No. 130.

                                PART I -- ITEM 2

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, this Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "expect", and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in "Business -- Risk Factors" as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The Company's revenues consist of service revenues, which are recognized as the related services are rendered, and product revenues, which are recognized when the products are shipped to clients. Service revenues are primarily derived from media conversion, storage and retrieval, imaging and indexing of documents, and the service of imaging and micrographic equipment sold. Product revenues are derived from equipment sales and software sales and support. Cost of revenues consists principally of the costs of products sold and wages and related benefits, supplies, facilities and equipment expenses associated with providing the Company's services. Selling and administrative ("S&A") expenses include salaries and related benefits associated with the Company's executive and senior management, marketing and selling activities (principally salaries and related costs), and financial and other administrative expenses.

HISTORICAL RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997, and Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     The results of operations for the three months ended and nine months ended September 30, 1998, respectively, include the revenues, cost of revenues and S&A expenses of the Founding Companies for the entire period, and for Acquired Businesses from the date of their acquisition. ImageMax did not conduct material operations prior to the Offering. The results of operations for the three months ended and nine months ended September 30, 1997, respectively, include only S&A expenses of ImageMax, principally legal and travel costs, and a special compensation charge.

UNAUDITED PRO FORMA COMBINED, AS ADJUSTED, RESULTS OF OPERATIONS

     The unaudited pro forma, as adjusted, combined Founding Companies' results of operations for the three months ended September 30, 1997 include pro forma combined revenues, cost of revenues and S&A expenses for the Founding Companies as if their acquisition occurred on January 1, 1997. Such results are not necessarily indicative of the results the Company would have obtained had these events actually then occurred or of the Company's future results. These results exclude the operating results of the Acquired Businesses. Management believes the pro forma presentation is informative in analyzing the business.

     Prior to their acquisition, the Founding Companies were managed as independent private companies, and the results of their operations reflect different tax structures (S corporations and C corporations) which have influenced, among other things, their historical levels of owners' compensation. Certain former owners and key employees of the Founding Companies agreed to certain reductions in their historical compensation subsequent to their acquisition, and these adjustments are reflected in the pro forma results of operations.

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

                                                           UNAUDITED                       UNAUDITED
                                                          PRO FORMA,                      PRO FORMA,
                                                          AS ADJUSTED                     AS ADJUSTED
                                                           COMBINED                        COMBINED
                                                           FOUNDING                        FOUNDING
                                          HISTORICAL      COMPANIES,      HISTORICAL      COMPANIES,
                                         THREE MONTHS    THREE MONTHS     NINE MONTHS     NINE MONTHS
                                             ENDED           ENDED           ENDED           ENDED
                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                             1998            1997            1998            1997
                                         -------------   -------------   -------------   -------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Services.............................     $13,765         $ 9,212         $36,015         $27,172
  Products.............................       4,149           2,671          11,443           9,301
                                            -------         -------         -------         -------
                                             17,914          11,883          47,458          36,473
                                            -------         -------         -------         -------
Cost of revenues:
  Services.............................       9,299           5,861          24,039          17,090
  Products.............................       2,702           1,668           7,457           6,160
  Depreciation.........................         415             334           1,039           1,029
                                            -------         -------         -------         -------
                                             12,416           7,863          32,535          24,279
                                            -------         -------         -------         -------
        Gross profit...................       5,498           4,020          14,923          12,194
Selling and administrative expenses....       5,358           3,316          12,686           9,008
Restructuring costs....................         925              --             925              --
Special compensation charge............          --             931              --           2,235
Amortization of intangibles............         484             270           1,125             868
                                            -------         -------         -------         -------
        Operating income (loss)........      (1,269)           (497)            187              83
Interest expense (income), net.........         432              15             744               5
                                            -------         -------         -------         -------
  Income (loss) before income taxes....      (1,701)           (512)           (557)             78
Income tax provision (benefit).........        (468)            243              --           1,140
                                            -------         -------         -------         -------
Net income (loss)......................     $(1,233)        $  (755)        $  (557)        $(1,062)
                                            =======         =======         =======         =======
Basic and dilutive net income (loss)
  per share............................     $ (0.20)        $ (0.14)        $ (0.09)        $ (0.20)
                                            =======         =======         =======         =======
Shares used in computing basic and
  dilutive net income (loss) per
  share................................       6,321           5,457           5,922           5,457
                                            =======         =======         =======         =======

RESULTS OF HISTORICAL THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO PRO FORMA COMBINED, AS ADJUSTED, THREE MONTHS ENDED SEPTEMBER 30, 1997

     Total revenues. For the three months ended September 30, 1998, total revenues increased $6.0 million, or 50.8%, as compared to the corresponding period in 1997. This increase was derived from a service revenue increase of 49.4% and a product revenue increase of 55.3%. For the three months ended September 30, 1998, service revenue and product revenue, respectively, comprised 76.8% and 23.2% of total revenues, as compared to 77.5% and 22.5% in the corresponding period in 1997.

     The increase in total revenues, as well as the change in mix between service and product revenues, was primarily attributable to the Acquired Businesses which are not included in the three months ended September 30, 1997. When comparing the three months ended September 30, 1998 to the corresponding period in 1997, the Founding Companies' experienced an increase in total revenues of 2.3% and a slight change in mix (76% service revenues and 24% product revenues).

     Gross profit. For the three months ended September 30, 1998, gross profit increased by $1.5 million, or 36.8%, as compared to the corresponding period in 1997, while as a percentage of total revenues, gross profit declined from 33.8% to 30.7%. The Founding Companies' experienced a decrease of $0.3 million and a decline in gross profit percentage of 3.5%. Acquired Businesses contributed $1.8 million of gross profit at a gross profit percentage of 32.1% for the three months ended September 30, 1998.

     The Founding Companies' gross profit percentage decline was primarily due to: (1) a shift toward lower margin equipment and supplies sales and away from higher margin service and software sales; (2) higher service costs in the South Carolina, Virginia, and Massachusetts business units, primarily due to production inefficiencies; and (3) an offsetting decrease in service costs at most other locations, particularly in the Indiana and New York business units, due to a combination of improved media conversion efficiency and larger off-shore data entry sales volumes.

     Selling and administrative expenses. For the three months ended September 30, 1998, S&A expenses increased $2.0 million, or 61.6%, as compared to the corresponding period in 1997. This increase is comprised of $1.0 million in corporate expenses; $1.3 million attributable to the Acquired Businesses; and an offsetting decrease of $0.3 million related to non-recurring transaction costs incurred by the Founding Companies in the three months ended September 30, 1997 in connection with their acquisitions.

     The increase in corporate expenses relates primarily to the staffing of the Company's headquarters function; the integration of technology; sales development costs; increased travel and marketing expenses; and the costs associated with being a public company. Because the corporate office was formed toward the end of 1997, pro forma results for 1997 exclude the bulk of corporate overhead costs.

     Restructuring costs. For the three months ended September 30, 1998, a restructuring charge of $0.9 million was recorded, primarily for severance payments related to headcount reductions at the corporate office and facility costs associated with business unit consolidations. Management estimates that the corporate office reductions will provide an annual reduction in corporate expenses of approximately $0.8 million. The Company's review of overhead spending and underperforming business units is ongoing and may result in another restructure charge in the fourth quarter of 1998.

     Special compensation charge. For the three months ended September 30, 1997, the Company sold a total of 72,981 shares of common stock to officers and directors of ImageMax at prices of $1.18, $2.36, and $4.73 per share. As a result, the Company recorded a non-recurring, non-cash compensation charge of $0.9 million, representing the difference between the amount paid for the shares and the deemed value for accounting purposes (based on the Offering price of $12.00 per share).

     Operating income. For the three months ended September 30, 1998, the Company's operating loss increased $0.8 million to $1.3 million, as compared to an operating loss of $0.5 million in the corresponding period in 1997. Excluding the impact of corporate expenses, restructuring costs, and the special compensation charge, operating income increased by $0.2 million for the three months ended September 30, 1998, as compared to the corresponding period in 1997.

     Interest expense, net. For the three months ended September 30, 1998, net interest expense increased $0.4 million as compared to the corresponding period in 1997. The increase is attributable to borrowings under the Credit Facility and the amortization of related financing costs.

     Income tax provision. For the three months ended September 30, 1998, due to the Company's cumulative loss position, an income tax benefit of $0.5 million was recognized, as compared to an income tax provision of $0.2 million on a loss before taxes of $0.5 million in the corresponding period in 1997.

RESULTS OF HISTORICAL NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO PRO FORMA COMBINED, AS ADJUSTED, NINE MONTHS ENDED SEPTEMBER 30, 1997

     Total revenues. For the nine months ended September 30, 1998, total revenues increased $11.0 million, or 30.1%, as compared to the corresponding period in 1997. This increase was derived from a service revenue increase of 32.5% and a product revenue increase of 23.0%. For the nine months ended September 30, 1998, service revenue and product revenue, respectively, comprised 75.9% and 24.1% of total revenues, as compared to 74.5% and 25.5% in the corresponding period in 1997.

     The increase in total revenues was comprised of $0.8 million attributable to the Founding Companies and $10.2 million attributable to the Acquired Businesses, which are not included in the nine months ended September 30, 1997. The Founding Companies' increase was primarily due to: (1) increased utilization of media conversion capacity; and (2) an increase in off-shore data entry sales volume.

     Gross profit. For the nine months ended September 30, 1998, gross profit increased by $2.7 million, or 22.4%, as compared to the corresponding period in 1997, while as a percentage of total revenues, gross profit declined from 33.4% to 31.4%. The Founding Companies' experienced a decrease of $0.3 million and a decline in gross profit percentage of 1.6%. Acquired Businesses contributed $3.0 million of gross profit at a gross profit percentage of 29.7% for the nine months ended September 30, 1998.

     The Founding Companies' gross profit percentage decline was primarily due to: (1) higher service costs in the South Carolina, Virginia, and Massachusetts business units, primarily due to production inefficiencies; (2) an offsetting decrease in service costs at most other locations, particularly in the California, Indiana, and New York business units, due to a combination of improved media conversion efficiency and larger off-shore data entry sales volumes; and (3) an offsetting increase attributable to the increase in high margin digital imaging software sales.

     Selling and administrative expenses. For the nine months ended September 30, 1998, S&A expenses increased by $3.7 million, or 40.7%, as compared to the corresponding period in 1997. This increase is comprised of $2.0 million in corporate expenses; $2.3 million attributable to the Acquired Businesses; an offsetting decrease of $0.3 million attributable to the Founding Companies; and an offsetting decrease of $0.3 million related to non-recurring transaction costs incurred by the Founding Companies in the nine months ended September 30, 1997 in connection with their acquisitions.

     The increase in corporate expenses relates primarily to the staffing of the Company's headquarters function; the integration of technology; sales development costs; increased travel and marketing expenses; and the costs associated with being a public company. The Founding Companies' decrease is primarily attributable to administrative cost reductions at several business units, offset by higher sales costs.

     Restructuring costs. For the nine months ended September 30, 1998, a restructuring charge of $0.9 million was recorded, primarily for severance payments related to headcount reductions at the corporate office and facility costs associated with business unit consolidations. Management estimates that the corporate office reductions will provide an annual reduction in corporate expenses of approximately $0.8 million. The Company's review of overhead spending and underperforming business units is ongoing and may result in another restructure charge in the fourth quarter of 1998.

     Special compensation charge. For the nine months ended September 30, 1997, the Company sold a total of 259,135 shares of Common stock to officers and directors of ImageMax at prices of $1.18, $2.36, and $4.73 per share. As a result, the Company recorded a non-recurring, non-cash compensation charge of $2.2 million, representing the difference between the amount paid for the shares and the deemed value for accounting purposes (based on the Offering price of $12.00 per share).

     Operating income. For the nine months ended September 30, 1998, operating income increased by $0.1 million, or 125.3%, as compared to the corresponding period in 1997. Excluding the impact of corporate expenses, restructuring costs, and the special compensation charge, operating income increased by $0.8 million for the nine months ended September 30, 1998, as compared to the corresponding period in 1997.

     Interest expense, net. For the nine months ended September 30, 1998, net interest expense increased $0.7 million as compared to the corresponding period in 1997. The increase is attributable to borrowings under the Credit Facility and the amortization of related financing costs.

     Income tax provision. For the nine months ended September 30, 1998, due to the Company's loss position, no income tax provision was recognized, as compared to a tax provision of $0.9 million on income before taxes of $0.6 million in the corresponding period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements relate to its working capital, capital expenditures and historically to its acquisition program.

     As of September 30, 1998, the Company had cash and cash equivalents of $0.6 million and a working capital deficiency of $14.7 million, as compared to cash and cash equivalents of $1.3 million and working capital of $3.0 million as of December 31, 1997. The decrease in working capital was primarily attributed to the classification of bank debt as current as of September 30, 1998.

     For the nine months ended September 30, 1998, net cash provided by operating activities amounted to $0.3 million; net cash used in investing activities amounted to $19.1 million; and net cash provided by financing activities amounted to $18.1 million.

     Net cash provided by operating activities represents an increase in working capital offset by the payment of accrued expenses related to the Offering.

     Net cash used in investing activities represents the Company's investments in the Acquired Businesses and capital equipment and technology. For the nine months ended September 30, 1998, the Company made $2.7 million of capital expenditures, principally production equipment and computer hardware.

     Net cash provided by financing activities represents borrowings of $19.3 million under the Credit Facility and payment of $0.7 million in related financing costs, net of repayments of other indebtedness. Of the amount borrowed under the facility, $14.8 million was used to finance the purchase of the Acquired Businesses and $4.5 million was used for working capital purposes and capital expenditures. As of September 30, 1998 and November 6, 1998, respectively, $10.7 million and $9.9 million was available under the facility. The decrease in availability from September 30 is due to borrowings for working capital purposes.

     The Company has temporarily put its acquisition program on hold, but continues to invest in equipment and technology to meet the needs of its operations and to improve its operating efficiency. As of September 30, 1998, the Company was not in compliance with certain existing financial and other covenants under the Credit Facility. An amendment to the Credit Facility dated November 16, 1998 cured such non-compliance, amended certain financial covenants for future periods, reduced the amount available under the Credit Facility to the amount ($20.1 million) outstanding on November 6, 1998, changed the maturity date to December 1, 1999, required a $5.0 million principal repayment or commitments therefor by December 31, 1998 and changed the interest rate and other provisions. The Company believes that it will be able to obtain the funding needed for the $5.0 million repayment, either by additional financings or the sales of certain assets. The Company's belief in the foregoing statement is a forward-looking statement that involves substantial risks and uncertainties, including those set forth in "Business-Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and risks associated with the results of the Company's future operations and with the availability and terms of additional financing and potential asset transactions. As a result, the Company's long-term indebtedness under the Credit Facility has been reclassified for accounting purposes as short-term debt.

     The Company has been notified by the Nasdaq Stock Market, Inc. that it no longer meets the minimum net tangible asset requirements for continued listing on the Nasdaq National Market. The Company has been granted a hearing before a Nasdaq panel to be held on November 19, 1998 which could result in delisting, continued listing or listing on the Nasdaq Small Cap Market. Nasdaq has informed the Company that any potential action on the listing of its stock will be postponed until a decision of the panel has been reached, which decision will be issued at an indeterminate date following the date of the hearing. An unfavorable decision could adversely effect the liquidity of the Company's common stock.

  Year 2000 Compliance

     At midnight on December 31, 1999, computer systems that use two digits to represent the year are at risk of malfunction or failure. Many systems will continue to run, but may interpret any date in the year '00 to be prior to any date in the year '99, posing potential date comparison problems, or may fail to recognize that the Year 2000, unlike 1900, is a leap year. Businesses and systems that use a four-digit format to report and process dates later than December 31, 1999 are often denoted as "Year 2000 compliant". While many systems have no date comparison functions and operate in a date-independent mode they may have a date function. If full system operation and correct display of dates subsequent to January 1, 2000 are possible, these systems may be denoted as "Year 2000 operationally ready". Many systems and subsystems using two-digit dates will operate smoothly until the end of their technological or economic life without regard to the actual date. These systems are unaffected by whether it is 2000 or 1900, make no "real-time" date comparisons and have no date display features. At the other extreme are systems which will cease functioning or malfunction when an unacceptable date is perceived (which in some cases could be during 1999). The categories in which the Company faces potential exposure are as follows:

     o Business Applications -- Includes proprietary software, all client/server and desktop hardware and software used in routine business operations including order processing, system design and documentation, procurement, and production.

     o Infrastructure/Embedded Systems -- Includes building facilities, production equipment and systems, control systems and instrumentation.

     o Telecommunications -- Includes voice, video and data switching systems and network components.

     o Business Relationships -- Includes the supply chain for the Company's products and service providers including banks, insurance companies, payroll and pension plan administrators, legal, accounting and consulting firms as well as public utilities, telecommunications providers, transportation and overnight delivery companies and local government services.

     To date, the Company has completed Year 2000 compliance testing on certain of its proprietary software products in accordance with standards promulgated by the British Standards Institute ("BSI"). These standards address that: (i) no value for current date will cause any interruption in operation; (ii) date-based functionality must behave consistently for dates prior to, during, and after year 2000; (iii) in all interfaces and data storage, the century in any date must be specified either explicitly or by unambiguous algorithms or inferencing rules; and (iv) year 2000 must be recognized as a leap year. Based on these standards, all software tested to date is Year 2000 compliant. The Company will continue to apply the BSI rules to other software and hardware testing.

     The Company plans to modify or replace its affected systems in a manner that will minimize any detrimental effects on operations. Toward that end, the Company has formed a management team with active participation by representatives of functions throughout the Company. In addition to the Company's Year 2000 team, additional personnel within each business unit are working to complete the assessment and remediation process. An inventory of exposures is currently in process and operational steps necessary to deal with each exposure will be established by year end. The Company believes it is on schedule to complete its remediation efforts by June 30, 1999. Accordingly, the

Company has not undertaken any contingency planning at this time. In addition to making its own systems Year 2000 ready, the Company has and will continue to survey its key suppliers and customers to determine the extent to which the systems of such suppliers and customers are Year 2000 compliant and the extent to which the Company could be affected by the failure of such third parties to be Year 2000 compliant. The Company cannot presently estimate the impact of the failure of such third parties to be Year 2000 compliant.

     The Company recognizes that the Year 2000 problem is a serious, enterprise-wide issue. Management believes that appropriate personnel and resources have been assigned to this effort. Continued diligence by the members of the Company's Year 2000 team and appropriate monitoring by and support from senior management are intended to further enhance the Company's efforts to ensure that its business will not be negatively impacted by any Year 2000 issues in any material adverse respect.

     The Company believes that the cost of developing an inventory of potential Year 2000 issues within the Company, the analysis of that inventory, and remediation of any issues found to cause potential operational problems will not exceed $100,000. While the Company presently believes that the ultimate outcome of any such modifications or replacements will not have a material effect on the Company's current financial position, liquidity or results of operations, information developed as a result of the Company's continuing inventory and analysis of issues may result in increased cost estimates and such costs could have a material effect on results of operations.

                          PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 18, 1998, the Company issued a total of 58,425 shares of common stock as partial consideration in connection with the acquisition of Varallo Technologies, Inc. of Philadelphia, PA.

     The issuance of common stock did not involve underwriters and was exempt from registration under the Securities Act by virtue of the exemption provided by Section 4(2) thereof for transactions not involving any public offering.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits:

     27  Financial Data Schedule (filed in electronic format only.)

b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

By: /s/ ANDREW R. BACAS     Chief Executive Officer                       November 17, 1998
    ----------------------
     Andrew R. Bacas

By: /s/ JAMES D. BROWN      Chief Financial Officer and Principal         November 17, 1998
    ----------------------  Accounting Officer
     James D. Brown