Form 10-K405
period 1998-12-31
IMAGEMAX INC
filed 1999-03-31
CIK 1046032

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED], FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 0-23077

                                 IMAGEMAX, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                        PENNSYLVANIA                              23-2865585
------------------------------------------------------------  -------------------
      (State or other jurisdiction of incorporation or         (I.R.S. Employer
                       organization)                          Identification No.)

1100 E. HECTOR STREET, SUITE 396, CONSHOHOCKEN, PENNSYLVANIA         19428
------------------------------------------------------------       ----------
          (Address of principal executive offices)                 (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (610) 832-2111

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     Common Stock (no par value per share)
                                (Title of class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__. No _____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $6,888,699 as of March 29, 1999. On March 29, 1999 the Registrant had outstanding 6,574,676 shares of Common Stock, no par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                                             PAGE
----                                                                                             ----
PART I.........................................................................................    1
                        Item 1.     Business...................................................    1
                        Item 2.     Properties.................................................   14
                        Item 3.     Legal Proceedings..........................................   15
                        Item 4.     Submission of Matters to a Vote of Security Holders........   15
                        Item 4(a).  Executive Officers of the Registrant.......................   15

PART II........................................................................................   17
                        Item 5.     Market for Registrant's Common Equity and Related
                                    Shareholder
                                    Matters....................................................   17
                        Item 6.     Selected Consolidated Financial Data.......................   18
                        Item 7.     Management's Discussion and Analysis of Financial Condition
                                    and
                                    Results of Operations......................................   19
                        Item 8.     Financial Statements and Supplementary Data................   29
                        Item 9.     Changes in and Disagreements with Accountants on Accounting
                                    and Financial Disclosure...................................   29

PART III.......................................................................................   30
                        Item 10.    Directors and Executive Officers of Registrant.............   30
                        Item 11.    Executive Compensation.....................................   30
                        Item 12.    Security Ownership of Certain Beneficial Owners and           30
                                    Management.................................................
                        Item 13.    Certain Relationships and Related Transactions.............   30

PART IV........................................................................................   31
                        Item 14.    Exhibits, Financial Statement Schedules and Reports on Form   31
                                    8-K........................................................

                                     PART I

ITEM 1.  BUSINESS

     ImageMax, Inc. was founded in November 1996 to become a leading national, single-source provider of integrated document management solutions. On December 4, 1997, ImageMax completed its initial public offering (the "Offering") of 3,100,000 shares of Common Stock, no par value per share (the "Common Stock"), which generated net proceeds to ImageMax of approximately $30.5 million. Concurrently with the Offering, the Company began material operations with the acquisition of 14 document management service companies (the "Founding Companies"). During the first eight months of 1998, the Company acquired an additional 13 document management service companies (the "Acquired Businesses"). In December 1998 and January 1999, the Company sold operations in three locations. Unless otherwise indicated, all references to "ImageMax" shall mean ImageMax, Inc. prior to the acquisitions of the Founding Companies and all references to the "Company" and its business refer to operations subsequent to the Offering.

     Prior to the Offering, ImageMax did not conduct any material operations. As of March 9, 1999, the Company operated 17 business units in 14 states, employed approximately 1,200 people and provided services and products to over 5,000 clients from 22 locations. The Company's services include micrographic and electronic (digital) media conversion, data entry and indexing, document storage and system integration. The Company also sells and supports document management equipment and proprietary as well as third party open architecture digital imaging and indexing software.

     The Company's strategy is to work with clients to develop the best solution to their document management needs, including solutions involving both outsourced and in-house document capture, conversion, storage and retrieval. The majority of current document management industry revenue is derived from the management of film and paper media. However, advances in digital and other technologies continue to provide organizations with increasingly attractive document management options. As a result, the Company believes the most successful service providers are those that can offer a complete spectrum of document management services and products encompassing solution design and expertise in the management of digital, film and paper media. Accordingly, the Company has targeted a broad variety of services and products, as well as technical and vertical market expertise, in order to create a platform from which it can become a leading national, single-source option for clients with intensive document management needs.

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

     The Company believes that the continued growth of the document management industry is driven by such principal factors as: (a) improvement of digital technology (i.e., CD-ROM, computer networking and image-enabled software applications) which has dramatically reduced the cost of imaging, storing, indexing and retrieving documents while improving users' ability to manage documents more efficiently; (b) greater focus by many organizations, especially those in document-intensive industries such as health care, financial service and engineering, on document management processes and systems as part of a wider effort to manage their information more efficiently in order to improve productivity, competitiveness and client service; (c) organizations' need to manage the ever increasing volume of information facilitated by document-generating technologies such as facsimile, high-speed printing, the Internet and computer networking; and (d) increased outsourcing of document management services which allows organizations to focus on core competencies and revenue generating activities, reduce fixed costs, and gain access to new technologies without the risk and expense of near-term obsolescence.

     The Company believes it is one of the larger document service providers in a highly fragmented industry. The Company believes there are over 2,000 companies serving the document management needs of industry and government, with a majority of these companies generating annual revenues of less than $10 million. The Company believes that many of the small businesses with which it competes presently lack the capital for expansion, cannot keep abreast of rapidly changing technologies, are unable to effectively manage large complex projects, have not developed marketing and sales programs, do not have the volume buying power needed to negotiate favorable supply contracts, and are unable to meet the needs of large, geographically dispersed customers. The continuing migration from paper and film to digital media has broken down many geographic barriers to the provision of document management services and has increased client demands for nationally integrated operations. The Company believes that its geographic reach and broad capabilities will provide an increasing competitive advantage.

BUSINESS STRATEGY

     The Company's goal is to become a leading national, single source provider of integrated document management solutions. To this end, the Company acquired 27 document management service companies from December 1997 to August 1998. In September 1998, the Company shifted its primary focus from its acquisition program to consolidate, integrate and build the management of the acquired network of formerly independent business units. This process has the following key elements:

     Consolidate operations in selected markets. The Company will continue to consolidate offices and functions in certain geographic markets to gain economies of scale, coordinate sales and marketing efforts and streamline reporting and controls. This will result in reducing redundant physical locations and consolidating production and administrative functions among a cluster of locations. The Company has completed or is currently consolidating operations in California, Texas, Massachusetts and the Midwest.

     Build an effective management structure. In September 1998, the Company organized its business units into five groups along geographic/vertical market lines and placed the focus of day-to-day management control in the hands of five general managers from these business units. The group leaders have substantially improved the coordination of technical skills, production capabilities and sales activities between business units to better fulfill customer requirements. This structure has enabled the Company to reduce spending and staffing at its corporate headquarters.

     Reduce the number of underperforming business units. In December 1998 and January 1999, the Company sold three facilities in the Southeast, located in Charlotte, NC, Cayce, SC and Cleveland, TN. The Company will sell or restructure other underperforming operations that can not be improved quickly.

     Enhance capabilities. While streamlining operations, the Company is continuing to enhance its sales, marketing and technical capabilities. Upon their acquisition, all business units adopt the ImageMax brand name. In meeting client needs, the Company shares technical and production resources across business units. The Company will continue to improve the skill base of its sales force through such tools as an on line application database, specific vertical market training programs and a hiring program emphasizing digital imaging. In addition, the Company is extending across its operations marketing programs used successfully by certain business units such as telemarketing, seminar selling and internet marketing programs. Finally, the Company is partnering with providers of document management software and certain related business services in cross-marketing agreements. These programs enable the Company to be a single-source provider of integrated document management solutions across its network of business units.

     Form strategic partnerships. The Company is forming strategic partnerships with providers of related business services as well as providers of document management software and image processing hardware. For example, ImageMax software is bundled with complementary document management software and with certain scanning equipment. In March 1999, the Company announced a co-marketing agreement with a unit of Kinko's, Inc. that provides document production services. Also in March 1999, the Company signed a letter of intent to form a strategic partnership with Pierce Leahy Corp. ("Pierce Leahy"), an international data storage and management services company, which would entail a cross-selling arrangement and a substantial investment by Pierce Leahy in the Company, among other features. However, although the companies are seeking to complete the agreement by April 30, 1999, there can be no assurance as to when such agreement will be completed or whether such agreement will be completed at all. The terms of this letter of intent are discussed more fully in Item 7 of this Annual Report on Form 10-K.

SERVICES AND PRODUCTS

Services

     The Company offers a broad range of document management services across a variety of media types and formats. This broad range of services, together with the Company's technical capabilities and experience in selected vertical markets, enables the Company to tailor document management solutions for its clients based on their specific needs. The document management services that are currently provided by the Company include:

     MEDIA CONVERSION SERVICES

     Media conversion is labor intensive and, particularly in the case of digital imaging, requires increasingly sophisticated equipment and systems to accomplish efficiently. By maintaining a large skilled labor pool, sufficient production capacity and technical capability, the Company can provide a responsive and cost effective outsource alternative to its customers.

     Digital Imaging. The Company's digital imaging services involve the conversion of paper or microfilm documents into digital format through the use of optical scanners and the conversion of computer output to digital images. Once converted, digital images can be returned for client use on a CD-ROM or optical disk or stored by the Company in a data warehouse for subsequent retrieval and distribution. The Company believes that digital image is becoming the preferred format of storage for many organizations due to benefits such as high speed retrieval, multiple indexing capabilities and the ability to support and distribute digital, film or paper output to multiple locations.

     Micrographics. The Company performs micrographic services, including the conversion of paper documents into microfilm images, the indexing of film for computer-aided retrieval systems and computer output to microfilm ("COM"). Micrographic media are selected as an alternative to paper or digital media for one or more of the following reasons: (i) film archives are more accessible, longer-lived and less expensive to store than paper; (ii) film is eye-readable and not subject to technological obsolescence; (iii) converting paper to film is currently more cost-effective than scanning paper for most documents where ease of accessibility is not needed; and (iv) there is a large base of organizations with existing film archives and reader-printer equipment.

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

Products

     The Company develops proprietary, open-architecture software products which support electronic imaging and indexing services. In addition, the Company sells and supports third-party software and offers a wide range of digital imaging, scanning and viewing hardware, micrographic reader-printers, micrographic film and supplies and other equipment.

     SOFTWARE

     The Company develops, markets and supports a suite of proprietary open-architecture software products that support and enhance the scanning, indexing and retrieval of digital images for its own use and for sale to other document management companies and end-users. Versions of these software products can be run on Microsoft Windows-equipped networks or personal computers, and simplify the process of scanning, indexing and retrieving electronic images of documents. One of the Company's products, called ScanTRAX, was initially developed for use by document management companies in their digital conversion operations. Other Company products, such as FileTRAX, were developed for marketing to end-users. The Company has also developed and markets a high-end scanning and viewing software package for the aperture card market called ImageMaxES. This product is utilized by both service companies and end-users to convert and index micrographic images of large format documents (in the form of 35 millimeter aperture cards) into digital images.

     In addition to its proprietary software, the Company also sells and supports third party document management software such as OTG, On-Base, ALOS and FileMagic. These software products are marketed by the Company through a network of more than 70 other document management companies acting as value-added resellers and also directly through the Company's own sales force to end-users including, in some cases, other document management companies. The Company has also established partnering relationships with software and equipment providers which enable the Company's software to be packaged and sold with their product offerings.

     HARDWARE AND OTHER EQUIPMENT

     The Company maintains broker or dealer relationships with a number of document management equipment suppliers, including Bell & Howell, Canon, Kodak, Minolta, Photomatrix, 3M and Xerox. These relationships allow the Company to provide clients with the latest micrographic and digital image viewing, printing and conversion equipment. Several business units provide extensive field maintenance and repair services for the equipment they sell. Various business units have specialized technical hardware and systems integration expertise which is shared across the Company's operations. The Company also provides to its clients a wide range of micrographic film products, digital media and other graphic supplies. The Company has achieved certain purchasing efficiencies with equipment and film suppliers and believes that it is an attractive dealer to equipment manufacturers seeking to achieve broad geographic coverage with a single company.

CLIENTS AND KEY MARKETS

     The Company had a broad base of over 5,000 clients in the last year. No single client accounted for more than 5% of pro forma combined revenues for either the year ended December 31, 1998 or 1997. The Company's customers are not concentrated in any specific geographic area, but are concentrated primarily in the health care, financial services, and engineering industries, as well as certain other vertical markets.

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

     Other Vertical Markets: litigation support, retail and transportation markets, and government entities.

     The Company believes that it has a national reputation as a leading service provider for the engineering market, which utilizes large-format drawings and aperture cards. In addition, the Company provides document management services for a variety of non-industry-specific functions including accounts receivable and payable processing, shipping, human resources and management information systems reporting.

SALES AND MARKETING

     Most sales efforts are conducted at the business unit level by the Company's 62-person sales force. Efforts of the sales force are typically supplemented by the sales activities of the business unit manager. This sale force has succeeded in expanding its client base by pro-actively selling the benefits of outsourcing document management functions to clients which, at the time, were in-house operators. The Company has also leveraged existing client relationships by cross-selling its services, products and expertise throughout each client's organization. The Company believes that this strategy of pursuing unvended accounts actively, in addition to competing for existing outsourced business, will enable it to increase its market position. Methods such as seminar selling, telemarketing and internet marketing also are employed by the Company.

     The Company is also obtaining larger and more complex digital conversion and system sales by combining the capacity and technical capabilities of multiple business units. For example, the Company has successfully pursued projects which require offshore data entry and digital media conversion capabilities. This activity has been fostered by cross-company meetings and training, improved communications, in part fostered by the Company's intranet, coordination among the group leaders and, more generally, an increased familiarity among the business unit managers. The Company seeks to attract customers away from smaller industry providers through its ability to offer a broader range of solutions and products for companies' document management needs.

     The Company believes that its ability to attract and retain additional clients will depend on its ability to offer the broad range of services and products necessary to satisfy such clients' document management needs and maintain a high level of customer satisfaction.

COMPETITION

     The document management services industry is competitive. A significant source of competition is the in-house document management capability of the Company's target client base. Additionally, the Company competes with local or regional, independent document management companies. The Company's larger competitors include Dataplex Corp. (a subsidiary of Affiliated Computer Services, Inc.), F.Y.I. Incorporated, IKON Office Solutions and Lason, Inc. Many of these competitors are larger than the Company, have greater financial and other resources and operate in broader geographic areas than the Company. Additionally, other potential competitors may choose to enter the Company's areas of operation in the future. As a result of this competitive environment, the Company may lose clients or have difficulty in acquiring new clients and its revenues and margins may be adversely affected.

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

     The Company is not currently aware of any environmental conditions relating to present or past waste generation at or from these facilities that would be likely to have a material adverse effect on the business, financial condition or results of operations of the Company. However, the Company can not be certain that environmental liabilities will not have a material adverse effect on its business, financial condition or results of operations.

EMPLOYEES

     As of December 31, 1998, the Company had approximately 1,200 employees, approximately 160 of whom were employed primarily in management and administration. None of the Company's employees are subject to a collective bargaining agreement, and the Company considers its relations with its employees to be good.

                                  RISK FACTORS

     You should carefully consider the following risks and uncertainties when reading this Annual Report on Form 10-K. If any of the events described below actually occur, the Company's business, financial condition or results of operations could be materially adversely affected. Additional risks that the Company does not yet know of or that the Company currently thinks are immaterial may also impair the Company's business operations.

     The Company has made forward-looking statements in this Annual Report on Form 10-K including information concerning the possible or assumed future of its operations and those proceeded by, followed by, or that include the words "anticipates," "believes," "estimates," "expects" or similar expressions. You should understand that the risk factors described below, in addition to those risks and uncertainties discussed elsewhere in this document, could affect the Company's future results and could cause those results to differ materially from those expressed in the Company's forward-looking statements.

THE COMPANY HAS EXPERIENCED OPERATING LOSSES AND MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN

     The Company has incurred significant operating losses since the Offering and has an accumulated deficit of $16.0 million as of December 31, 1998. For the year ended December 31, 1998, the Company incurred a net loss of $8.4 million. This loss includes restructuring costs (primarily severance payments related to headcount reductions at its corporate office and a business unit and facility costs associated with business unit consolidations) of $1.4 million and losses on sales of underperforming business units of $5.0 million.

     In March 1998 the Company entered into a five-year revolving credit facility with a national bank (the "Credit Facility") to assist in the funding of operating activities and future acquisitions. The Credit Facility was last amended by the parties on November 16, 1998. As of December 31, 1998, there were no funds available under the Credit Facility and the Company was in default of several of its financial and other covenants. These events of default limit the Company's working capital availability, impose additional interest on borrowed funds, and permit the lenders to accelerate full repayment of all outstanding principal and interest amounts. As a result, the Company's indebtedness of $20.1 million under the Credit Facility has been classified as short-term debt. The Company is in ongoing discussions with its lenders and other parties concerning a restructuring of its financing.

     As of December 31, 1998, the Company had a working capital deficiency of $17.2 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     On March 29, 1999, the Company entered into a forbearance agreement with the banks that are parties to its Credit Facility (the "Forbearance Agreement"). Pursuant to the Forbearance Agreement, the banks have agreed to forbear from exercising their rights and remedies with respect to all existing defaults under the Credit Facility until the earlier of June 30, 1999 or the occurrence of a default under the Forbearance Agreement or an additional default under the Credit Facility.

     Under the terms of the Forbearance Agreement, the current interest rate on the outstanding obligations under the Credit Facility increase by two percent (2%) per annum. In addition, the Company is required to maintain a daily cash balance in its accounts of at least $300,000 and the Company may not make capital expenditures in excess of $50,000 without the prior consent of its banks. The Company is also required to enter into definitive agreements in connection with the Pierce Leahy strategic partnership no later than April 30, 1999. The Company incurred a fee of $100,000 under the Forbearance Agreement, $50,000 of which was paid upon the execution of the Forbearance Agreement and the other $50,000 to be paid upon its termination.

     The Company's independent public accountants, Arthur Andersen LLP, have stated in their audit report included in this Annual Report on Form 10-K that the events of default under the Credit Facility raise substantial doubt about the Company's ability to continue as a going concern. See page F-2. If the Company is not able to favorably restructure its financing or if it continues to incur significant operating losses, the Company may not be able to sustain its operations and continue as a going concern.

THE COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ NATIONAL MARKET

     On January 28, 1999, the Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that the Common Stock was delisted from the Nasdaq National Market, effective with the close of business, January 28, 1999, because of the Company's inability to remain in compliance with certain maintenance standards required for continued listing on the Nasdaq National Market. Presently, and since that date, the Common Stock has been eligible to trade on the OTC Bulletin Board. The delisting of the Common Stock from the Nasdaq National Market may substantially reduce the liquidity of, and market for, such Common Stock.

THE COMPANY'S OFFICERS AND DIRECTORS AND SEVERAL EXISTING SHAREHOLDERS TOGETHER HAVE SUBSTANTIAL CONTROL OVER THE COMPANY

     As of March 29, 1999, the former shareholders of the Founding Companies and Acquired Businesses and the other directors and executive officers of the Company, and entities affiliated with them, beneficially own approximately 36.6% of the outstanding shares of Common Stock of the Company and are likely to continue to exercise substantial control over the Company's affairs. These shareholders acting together would likely be able to elect a sufficient number of directors to control the Board of Directors of the Company and to approve or disapprove most matters submitted to a vote of shareholders.

     In addition, on March 12, 1999, the Company and Pierce Leahy signed a letter of intent to form a strategic partnership. Under the strategic partnership arrangement, Pierce Leahy will purchase 3,144,000 shares of a new series of ImageMax preferred stock, each share of which is convertible into one share of Common Stock. Pierce Leahy will also receive two warrants that may be exercised over the next four and five years, respectively, to purchase from the Company 1,719,000 shares and 1,861,000 additional shares of preferred stock at $4.00 and $5.00 per share, respectively. Pierce Leahy will have the right to elect a majority of the Company's board of directors, subject to certain conditions. If the strategic partnership is consummated, Pierce Leahy would control the Company's board of directors. Further, if Pierce Leahy were to convert its preferred stock into, and exercises its warrants to purchase, Common Stock, it may have enough voting power to approve or disapprove most matters submitted to a vote of shareholders.

SIGNIFICANT AMOUNTS OF ACQUIRED GOODWILL REDUCE THE COMPANY'S NET INCOME

     As of December 31, 1998, $46.6 million, or 67.0%, of the Company's total assets represented intangible assets arising from its acquisitions, of which $45.9 million was goodwill and $0.7 million was acquired developed technology. The Company amortizes goodwill over a period of 30 years and acquired developed technology over a period of seven years. Goodwill is an intangible asset that represents the difference between the total purchase price of these acquisitions and the amount of this purchase price allocated to the fair value of the net assets acquired. The amortization in a particular period represents a non-cash expense that reduces the Company's net income in that period. In addition, as was the case when the Company sold three locations in December 1998 and January 1999, if the Company sells or liquidates its assets, the Company cannot be sure that the value of these intangible assets would be recovered. In addition, the Company cannot be certain that it will be able to fully realize these intangible assets over their amortization periods.

CHANGES IN TECHNOLOGY COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS

     The announcement or introduction of competing services or products incorporating new technologies or the emergence of new technical standards could render some or all of the Company's services or products unmarketable. The Company believes that its future success depends on its ability to enhance its current services or products and develop new services or products that address the increasingly sophisticated needs of its clients. The failure of the Company to develop and introduce enhancements and new services in a timely and cost-effective manner in response to changing technologies or client requirements could have a material adverse effect on the Company's business, financial condition or results of operations. Further, many of the current services and products offered by the Company use technologies that are non-proprietary in nature. The Company cannot be certain that it will be able to obtain the rights to use any newly developed technologies, that it will be able to effectively implement these technologies on a cost-effective basis or that these technologies will not ultimately render obsolete the Company's role as a third party provider of document management services and products.

THE COMPANY OPERATES IN A HIGHLY COMPETITIVE INDUSTRY

     The Company operates in a competitive environment. The document management services industry is highly fragmented and has relatively low barriers to entry. A significant source of competition results from the in-house document handling capability of businesses within the Company's target markets, referred to as the "unvended" part of the market. These businesses may not increasingly outsource their document management requirements and other businesses may develop capabilities to keep in-house many of the document management services they currently outsource. Many of the Company's competitors are larger than the Company, have greater financial and other resources than the Company and operate in broader geographic areas than the Company. Other companies may choose to enter the document management services industry in the future. Further, if the Company enters new geographic areas, it will likely encounter significant competition from established competitors in each of these new areas. As a result of this competitive environment, the Company may lose clients or have difficulty in acquiring new clients, and its business, financial condition and results of operations may be adversely affected.

THE COMPANY MUST BE ABLE TO ATTRACT AND RETAIN KEY MANAGEMENT AND OTHER
PERSONNEL

     The Company's operations depend on the performance of:

          o its executive management team; and

          o the senior management of its business units.

     In September 1998 and November 1998, the Company's Chief Executive Officer and Chief Operating Officer resigned from their employment with the Company, and since September 1998, the Company has been operating under an Acting Chief Executive Officer. In addition, if any of the executive management team or senior management of the business units is unable or unwilling to continue in their present roles, or if the Company is unable to attract and retain other skilled employees, the Company's business, financial condition and results of operations could be materially and adversely affected.

     The Company's future success and plans for growth also depend on its ability to attract, train and retain personnel in all areas of its business. There is strong competition for qualified personnel in the document management services industry and in many of the geographic markets in which the Company competes. As of September 1, 1997, the federal minimum wage increased to $5.15 an hour and this rate may increase in the future. In addition, California and other states have increased or may increase their minimum wage above the federal minimum. If the Company increases wages to remain competitive, its business, financial condition and results of operations may be materially adversely affected.

THE COMPANY DEPENDS ON SELECTED MARKETS FOR ITS REVENUES

     The Company derives its revenues primarily from its target markets, including the health care, financial services and engineering industries. Fundamental changes in the business practices of any of these markets, whether due to regulatory, technological or other developments, could cause a material reduction in demand by these clients for the services offered by the Company. Any such reduction in demand may have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY'S QUARTERLY RESULTS OF OPERATIONS MAY FLUCTUATE

     The Company's results of operations may fluctuate in any given year, and from quarter to quarter. Factors that may cause material fluctuations in quarterly results of operations include:

          o the gain or loss of significant clients;

          o increases or reductions in the scope of services performed for significant clients;

          o the timing or completion of significant projects;

          o the relative mix of higher and lower margin projects;

          o changes in pricing strategies, capital expenditures and other costs relating to the expansion of operations;

          o the hiring or loss of personnel;

          o other factors that may be outside of the Company's control;

          o the timing and structure of acquisitions; and

          o the timing and magnitude of costs related to acquisitions.

     In addition, because the anticipated financial benefits of the combination of the Founding Companies and the Acquired Businesses may not be generated immediately, the Company's early results as a combined company may reflect corporate overhead that exceeds the realized benefits. As a result of the foregoing and other factors, the Company may experience material fluctuations in its results of operations on a quarterly basis, which may contribute to volatility in the price of the Common Stock. Given the possibility of these fluctuations, the Company believes that quarterly comparisons of the results of its operations during any fiscal year may not be meaningful and that results for any one fiscal quarter may not be indicative of future performance.

THE COMPANY'S BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED IF IT IS UNABLE TO INTEGRATE THE BUSINESSES IT ACQUIRES OR EFFECTIVELY MANAGE ITS GROWTH.

     The Company acquired the Acquired Businesses in 1998. The Company may not achieve the anticipated benefits from its acquisitions unless the operations, internal systems and controls of the Acquired Businesses are successfully combined with those of the Company in a timely manner. In addition, the Company cannot be certain that the operating results of the Company will match or exceed the combined individual operating results achieved by the Founding Companies, Acquired Businesses or additionally acquired companies prior to their acquisition. A number of the Founding Companies and Acquired Businesses offer different services, utilize different capabilities and technologies and target different geographic markets and industries. These differences increase the risk inherent in successfully completing their integration. In addition, the Company cannot be certain that the Company's current systems will be adequate for its future needs, that the Company will be successful in implementing new systems or that the cost of any such new systems will not be material. Any difficulties encountered in the integration process could have an adverse impact on the Company's business, financial condition and results of operations.

     The integration of the Founding Companies and the Acquired Businesses and any future acquisitions requires substantial attention from the Company's management. The Company's rapid expansion during 1998 also has placed significant demands on its executive and senior management and other resources. With the addition of the Acquired Businesses, the Company's employees increased from approximately 950 at December 31, 1997 to approximately 1,200 at December 31, 1998. In addition, the Company's executive and senior management has limited experience managing a business of the Company's size or managing a public company. If the Company is unable to manage its growth effectively, the Company's business, financial condition and results of operations may be materially and adversely affected.

THE COMPANY WILL NEED ADDITIONAL FINANCING FOR FUTURE ACQUISITIONS

     To the extent that the Company is able to acquire document management services businesses, it will finance the acquisitions by:

          o using cash from operations;

          o issuing shares of Common Stock, debt or other securities; and

          o borrowing under the Company's then-existing credit facilities.

     In March 1998, the Company entered into the Credit Facility to assist in the funding of future acquisitions and operating activities. As of December 31, 1998, there were no available funds under the Credit Facility. The Company will need additional debt or equity financing in order to make any future acquisitions. The Company cannot be sure that it will be able to obtain such financing, if and when it is needed, or that, if available, this financing will be available on terms the Company deems acceptable. If the Company does not have sufficient cash resources or availability under its then-existing credit facilities, or if the Common Stock does not maintain sufficient value or potential acquisition candidates are unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company will be unable to successfully acquire additional document management services companies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company may substantially increase its level of indebtedness to finance future acquisitions. The degree to which the Company is financially leveraged following these borrowings and the terms of the Company's indebtedness could have adverse effects on the Company's business, operations and financial condition, including:

          o impairing the Company's ability to obtain additional financing in the future for working capital and general corporate purposes, to make acquisitions, fund capital expenditures and pay dividends;

          o causing the Company to dedicate a substantial portion of its cash flow from operations to the payment of the principal of, and interest on, its indebtedness;

          o exposing the Company to variable rate interest risks;

          o limiting the ability of the Company to effect future debt or equity financings and otherwise restricting corporate activities; and

          o placing the Company at a competitive disadvantage to those competitors who are not as highly financially leveraged.

THE COMPANY MAY INCUR LIABILITY FOR BREACH OF CONFIDENTIALITY

     A substantial portion of the Company's business involves the handling of documents containing confidential and other sensitive information. The Company's unauthorized disclosures of this type of information could result in liability to the Company and could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS RELATED TO ENVIRONMENTAL CONDITIONS

     For part of its operations the Company uses chemical products that are regulated under federal, state and local laws as hazardous substances and which produce wastes that also are regulated under these laws. The Company is not currently aware of any environmental conditions relating to present or past waste generation at or from these operations that would be likely to have a material adverse effect on its business, financial condition or results of operations. However, any environmental liabilities incurred by the Company under these laws could have a material adverse effect on the Company's business, financial condition and results of operations.

PUBLIC SECTOR MARKET AND CONTRACTING RISKS

     Though a modest portion of the Company's present business involves public sector contracts, the Company anticipates growth in the portion of its business coming from contracts with local, state and federal government agencies. Business with governmental agencies may be easily terminated or lost because public sector contracts generally:

          o are subject to detailed regulatory requirements;

          o are subject to public policies and funding priorities;

          o may be conditioned upon the continuing availability of public funds,

          o are subject to certain pricing constraints; and

          o may be terminated for a variety of factors, including when it is in the best interests of the particular governmental agency.

     Loss or termination of significant public sector contracts due to these factors or others unique to contracts with governmental entities may have a material adverse effect on the Company's future business, financial condition and results of operations.

THE PRICE OF THE COMMON STOCK IS SUBJECT TO SIGNIFICANT VOLATILITY

     The market price for the Common Stock has been highly volatile. This volatility may adversely affect the price of the Common Stock in the future. Prices for the Common Stock will be determined by the marketplace and may be influenced by many factors, including;

          o the depth and liquidity of the trading market;

          o investor perception of the Company;

          o general economic and market conditions and trends;

          o the Company's financial results;

          o quarterly variations in the Company's financial results;

          o changes in earnings estimates by analysts and reported earnings that vary from such estimates;

          o press releases by the Company or others; and

          o developments affecting the Company or its industry.

     The stock market has, on occasion, experienced extreme price and volume fluctuations which have often been unrelated to the operating performance of the affected companies.

PROVISIONS OF THE COMPANY'S ARTICLES OF INCORPORATION AND BYLAWS AND PENNSYLVANIA LAW COULD DETER TAKEOVER ATTEMPTS

     Some provisions of the Company's amended and restated articles of incorporation (referred to as the "articles") and amended and restated bylaws (referred to as the "bylaws") could delay or frustrate the removal of incumbent directors, discourage potential acquisition proposals and proxy contests and delay, defer or prevent a change in control of the Company, even if such events could be beneficial, in the short term, to the interests of the shareholders. For example, the articles allow the Company to issue preferred stock with rights senior to those of the Common Stock without shareholder action and provide that the Company's shareholders may call a special meeting of shareholders only upon a request of shareholders owning at least 50% of the Company's capital stock. The bylaws provide for the Board of Directors of the Company to be divided into three classes of directors serving three-year staggered terms and that directors may be removed only for cause.

     The articles authorize the issuance of up to 40,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, no par value per share. The Board of Directors of the Company has the power to determine the price and terms under which preferred stock may be issued and to fix the terms. The ability of the Board of Directors of the Company to issue one or more series of Preferred Stock without shareholder approval, as well as certain applicable statutory provisions under the Pennsylvania

Business Corporation Law of 1988, as amended, could deter or delay unsolicited changes in control of the Company by discouraging open market purchases of the Common Stock or a non-negotiated tender or exchange offer for Common Stock, which may be disadvantageous to the Company's shareholders who may otherwise desire to participate in this type of transaction and receive a premium for their shares.

     The Pennsylvania Business Corporation Law contains a number of statutory "anti-takeover" provisions applicable to the Company. One such provision prohibits, subject to exceptions, a "business combination" with a shareholder or group of shareholders (and certain affiliates and associates of such shareholders) beneficially owning more than 20% of the voting power of a public corporation (referred to as an "interested shareholder") for a five-year period following the date on which the holder became an interested shareholder. This provision may discourage open market purchases of a corporation's stock or a non-negotiated tender or exchange offer for such stock and, accordingly, may be considered disadvantageous by a shareholder who would desire to participate in any such transaction. The Pennsylvania Business Corporation Law also provides that directors may, in discharging their duties, consider the interests of a number of different constituencies, including shareholders, employees, suppliers, customers, creditors and the community in which it is located. Directors are not required to consider the interests of shareholders to a greater degree than other constituencies' interests. The Pennsylvania Business Corporation Law expressly provides that directors do not violate their fiduciary duties solely by relying on poison pills or the anti-takeover provisions of the Pennsylvania Business Corporation Law.

     In addition, under the terms of the letter of intent between the Company and Pierce Leahy to form a strategic partnership, Pierce Leahy would be able to control the Company's board of directors and have the right to convert the securities acquired in the arrangement into a significant amount of Common Stock. If the strategic partnership with Pierce Leahy is consummated, Pierce Leahy may be able to delay or frustrate potential acquisition proposals or changes in control of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Recent Developments."

ABSENCE OF DIVIDENDS

     The Company has never declared or paid cash dividends on its Common Stock and currently intends to retain all available funds for use in the operation and expansion of its business. The Company does not anticipate that any cash dividends on the Common Stock will be declared or paid in the foreseeable future.

ITEM 2.  PROPERTIES

     The Company's headquarters offices are in Conshohocken, Pennsylvania occupying 2,955 square feet maintained under a lease expiring in February 2000. In addition, as of December 31, 1998, the Company conducted operations through one owned and 28 other leased facilities in 14 states containing, in the aggregate, approximately 394,000 square feet. The Company's principal facilities are summarized in the following table:

                          APPROXIMATE
LOCATION                 SQUARE FOOTAGE                 PRINCIPAL USE(S)
--------                 --------------                 ----------------
Tempe, AZ                     8,800       Document management operations, offices
Hayward, CA                  15,600       Document management operations, offices
Emeryville, CA               24,000       Warehouse
Sacramento, CA                6,000       Document management operations
Chesterton, IN*              41,000       Offices, document management operations
Chesterton, IN               11,000       Warehouse
Indianapolis, IN              8,000       Offices, document management operations
                                          Retail, document management operations,
Monroe, LA                   65,000       offices
Bossier City, LA              4,000       Offices
Stoughton, MA                47,000       Document management operations, offices
Saginaw, MI                  20,000       Document management operations, offices
Minnetonka, MN                7,000       Document management operations, offices
Lincoln, NE                   4,300       Document management operations, offices
Lincoln, NE                   6,900       Warehouse, offices
Millwood, NY                  1,000       Offices
Syracuse, NY                  1,200       Warehouse
Syracuse, NY                  9,000       Document management operations, offices
Dayton, OH                   12,500       Document management operations, offices
Eugene, OR                   11,400       Document management operations, offices
Eugene, OR                    1,500       Warehouse
Eugene, OR                    2,300       Document management operations, offices
Portland, OR                 13,500       Document management operations, offices
Philadelphia, PA              2,000       Document management operations, offices
Dallas, TX                   15,000       Document management operations, offices
Ft Worth, TX                  8,000       Document management operations, offices
Houston, TX                  20,000       Document management operations, offices
Houston, TX                   5,000       Document management operations, offices
Forest, VA                   21,500       Document management operations, offices
Richmond, VA                  1,300       Offices

------------------
* Owned facility

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4(A)  EXECUTIVE OFFICERS OF THE COMPANY

     The Company's executive officers and their respective ages and positions are as follows:

NAME                      AGE                     POSITION
----                      ---                     --------
Andrew R. Bacas........   40    Acting Chief Executive Officer and Director
James D. Brown.........   41    Senior Vice President -- Finance, Chief
                                Financial Officer, Assistant Secretary and
                                Treasurer

     ANDREW R. BACAS has been serving as the Company's Acting Chief Executive Officer since September 1998. He is also a founder of the Company and has been a director since its inception. Mr. Bacas joined GBL Capital Corporation in May 1997 and served as the Company's Senior Vice President -- Corporate Development from August 1997 to September 1998, when he became Acting Chief Executive Officer of the Company. From 1992 to May 1997, Mr. Bacas was an associate and later a Vice President -- Corporate Finance of Simmons & Company International, an investment bank to the international oil service and equipment industry. From 1991 to 1992, Mr. Bacas was a financial analyst for the Upstream Business Unit at Exxon Company, USA. From 1984 to 1991, Mr. Bacas was a Naval Flight Officer in the United States Navy. Mr. Bacas has an undergraduate degree in Engineering from Yale University and an MBA from the Wharton School of the University of Pennsylvania.

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

     GROUP AND BUSINESS UNIT MANAGEMENT. Other significant management employees of the Company are as follows:

          Gary D. Blackwelder, age 42, served as President of I(2) Solutions, one of the Founding Companies, from 1989 until its acquisition by the Company. Mr. Blackwelder has managed the Company's Monroe, LA business unit since December 1997. Mr. Blackwelder is the Group Leader for the Monroe, LA, Houston, TX and Dallas, TX business units.

          Blair Hayes, age 36, served as Vice President of Advanced Image Management, Inc. from 1988 until its acquisition by the Company in 1998. Mr. Hayes is a Group Leader for the Forest, VA, Chesterton, IN and Saginaw, MI business units.

          Rex Lamb, age 40, has managed the Company's Lincoln, Nebraska business unit and has served as a director of the Company since December 1997. Mr. Lamb founded DocuTech, Inc., a document management services company, in 1991 and served as its President from inception until its acquisition by the Company in December 1997. Mr. Lamb co-founded DocuTech Data Systems, Inc., a provider of open-architecture document-scanning software products, in 1994 and served as its President since inception until its acquisition by the Company in December 1997. Mr. Lamb has an undergraduate degree in Education from the University of Nebraska. Mr. Lamb is the Group Leader for the Lincoln, NE, Syracuse, NY and Minnetnka, MN business units.

          John E. Semasko, age 53, a director of the Company since December 1997. Mr. Semasko acquired Oregon Mico-Imaging, Inc., a document management services company, in 1975 and served as its President from its inception until its acquisition by the Company in December 1997. Mr. Semasko has an undergraduate degree in Forestry from Rutgers University. Mr. Semasko is the Group Leader for the Eugene, OR, Hayward, CA and Tempe, AZ business units.

          Mitchell J. Taube, age 42, has managed the Company's Millwood, New York business unit since December 1997 and has served as a director of the Company since June 1998. Mr. Taube is a director of Briarcliff Manor Education Foundation and currently serves on the Service Company Executive Committee of the Association for Information and Image Management International. Mr. Taube has an undergraduate degree and an MBA from Hofstra University. Mr. Taube is the Group Leader for the Millwood, NY, Dayton, OH, Philadelphia, PA and Indianapolis, IN business units.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock formerly traded on the Nasdaq National Market under the symbol "IMAG" and presently trades on the OTC Bulletin Board under the same symbol. Shares of the Company's Common Stock were first traded publicly on December 4, 1997. The following table sets forth, for the periods indicated, the high and low bid prices per share of the Common Stock, as reported on the Nasdaq National Market or the OTC Bulletin Board, as applicable, since the Offering in December 1997.

                                                       HIGH           LOW
                                                       ----           ---
1997 Fourth Quarter
  (from December 4, 1997)..........................   $12 1/4        $9 7/8
1998 First Quarter.................................   $11 5/8        $5 5/8
1998 Second Quarter................................   $8 1/2         $5
1998 Third Quarter.................................   $6             $2
1998 Fourth Quarter................................   $2 11/16       $ 11/16
1999 First Quarter
  (through March 29, 1999).........................   $1 5/8         $ 9/16

     On March 29, 1999, the closing bid price for a share of Common Stock as reported by the OTC Bulletin Board was $1.31 and the number of holders of record of the Common Stock was 87. The over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

     On January 28, 1999, Nasdaq notified the Company that the Common Stock was delisted from the Nasdaq National Market, effective with the close of business, January 28, 1999, due to the Company's inability to remain in compliance with certain maintenance standards required for continued listing on the Nasdaq National Market. Presently, and since that date, the Common Stock has been eligible to trade on the OTC Bulletin Board. The OTC Bulletin Board is operated by the National Association of Securities Dealers as a forum for electronic trading and quotation.

     The Company has not paid any dividends since its inception and currently intends to retain all earnings for use in its business. In addition, the Company is subject to certain restrictions with respect to the payment of dividends on its Common Stock, pursuant to the provisions contained in its credit facility. The declaration and payment of dividends in the future will be determined by the Company's Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     During the fourth quarter of 1998, the Company issued 115,836 shares of Common Stock as partial earnout consideration for a prior acquisition of an Acquired Business. The issuance of such securities did not involve underwriters and was exempt from registration under the Securities Act by virtue of the exemption provided by Section 4(2) thereof for transactions not involving any public offering.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected historical consolidated financial data presented below have been derived from the Company's consolidated financial statements for each of the periods indicated. The data set forth below is qualified by reference to and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements included as Items 7 and 8 in this Annual Report on Form 10-K.

STATEMENT OF OPERATIONS DATA:

                                                         YEAR ENDED           FROM INCEPTION
                                                        DECEMBER 31,        (NOVEMBER 12, 1996)
                                                    ---------------------           TO
                                                     1998          1997      DECEMBER 31, 1996
                                                    -------       -------   -------------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
     Services....................................   $49,387       $ 2,344         $   --
     Products....................................    15,189           767             --
                                                    -------       -------         ------
                                                     64,576         3,111             --
                                                    -------       -------         ------
Cost of revenues:
     Services....................................    33,252         1,603             --
     Products....................................    10,587           524             --
     Depreciation................................     1,565            94             --
                                                    -------       -------         ------
                                                     45,404         2,221             --
                                                    -------       -------         ------
           Gross profit..........................    19,172           890             --

Selling and administrative expenses..............    17,606         2,074             23
Amortization of intangibles......................     1,482           112             --
Restructuring costs..............................     1,387            --             --
Loss on sale of business units...................     4,995            --             --
Special compensation charge......................        --         2,235             --
Acquired in-process research and development
  charge.........................................        --         4,000             --
                                                    -------       -------         ------
           Operating loss........................    (6,298)       (7,531)           (23)

Interest expense.................................     2,133             8             --
                                                    -------       -------         ------
Net loss.........................................   $(8,431)      $(7,539)        $  (23)
                                                    =======       =======         ======
Basic and diluted net loss per share.............   $ (1.40)      $ (8.13)        $(0.04)
                                                    =======       =======         ======
Basic and diluted weighted average number of
  shares outstanding.............................     6,034           928            550
                                                    =======       =======         ======

BALANCE SHEET DATA:

                                                                   DECEMBER 31,
                                                    -------------------------------------------
                                                     1998          1997            1996
                                                    -------       -------   -------------------
                                                                  (IN THOUSANDS)
     Cash and cash equivalents...................   $   736       $ 1,310         $   62
     Working capital (deficiency)................   (17,228)        2,994             57
     Intangible assets...........................    46,607        32,996             --
     Total assets................................    69,574        48,228             62
     Total debt..................................    20,496           593             --
     Shareholders' equity........................    36,652        40,018             57

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's financial statements and related notes thereto and the "Selected Consolidated Financial Data" set forth in Item 6 of this Annual Report on Form 10-K. Except for the historical information contained herein, this and other sections of this Annual Report on Form 10-K contain certain forward-looking statements that involve substantial risks and uncertainties. When used in this Annual Report on Form 10-K, the words "anticipate," "believe," "estimate," "expect", and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in "Business -- Risk Factors."

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

     In connection with the Offering, the Company acquired 14 document management service companies (the "Founding Companies"). Since the Offering through December 31, 1998, the Company has acquired the Acquired Businesses. In December 1998 and January 1999, the Company sold facilities in Charlotte, NC, Cayce, SC, and Cleveland, TN (the "Southeast Group").

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

        The Company has incurred significant operating losses since inception, and as of December 31, 1998 had an accumulated deficit of $16.0 million. In addition, as more fully described under "Liquidity and Capital Resources," the Company is in default of its credit facility with its banks under which it has borrowed $20.1 million, which raises substantial doubt about the ability of the Company to continue as a going concern. See "Business -- Risk Factors" and report of independent public accountants included in this Annual Report on Form 10-K.

HISTORICAL RESULTS OF OPERATIONS

Year Ended December 31, 1998

     The results of operations for the year ended December 31, 1998 include the revenues, cost of revenues and S&A expenses of the Founding Companies for the entire year, and for Acquired Businesses from the dates of their acquisitions. See results of historical operations for the year ended December 31, 1998 compared to supplemental pro forma, as adjusted, results of operations for the year ended December 31, 1997 for a discussion of historical 1998 operating results.

Year ended December 31, 1997

     The results of operations for the year ended December 31, 1997 include the revenues, cost of revenues and S&A expenses for the Founding Companies only from December 9, 1997, the date of their acquisitions.

     Revenues and Cost of Revenues. Revenues and cost of revenues for the year ended December 31, 1997 consisted entirely of the operating results of the Founding Companies from December 9, 1997. Prior to the acquisitions of the Founding Companies, the Company generated no operating revenues.

     Selling and Administrative Expenses. S&A expenses amounted to $2.1 million for the year ended December 31, 1997. These expenses consisted primarily of Founding Companies' administrative expenses and of management fees paid to GBL Capital Corporation, including $0.5 million pursuant to a management agreement.

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

     Acquired In-process Research and Development Charge. In connection with one of the Founding Companies, the Company incurred a one-time charge of $4.0 million for acquired in-process research and development relating to the value of certain software development projects underway as of the acquisition.

From Inception to December 31, 1996

     Selling and Administrative Expenses. S&A expenses amounted to $23,000 in the period from inception of ImageMax (November 12, 1996) to December 31, 1996. These expenses consist primarily of management fees paid to GBL Capital Corporation and administrative expenses.

HISTORICAL RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 AND SUPPLEMENTAL PRO FORMA, AS ADJUSTED, RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996.

     Prior to their acquisitions, the Founding Companies were managed throughout 1996 and 1997 as independent private companies, and their results of operations reflect different tax structures (S corporations and C corporations) which influenced, among other things, their historical levels of owners' compensation. Certain former owners and key employees of the Founding Companies agreed to certain reductions in their historical compensation subsequent to the Offering.

     In July 1996, the Commission issued Staff Accounting Bulletin No. 97 ("SAB 97") relating to business combinations immediately prior to an initial public offering. SAB 97 requires that these combinations be accounted for using the purchase method of acquisition accounting. Under the purchase method of accounting, one of the companies must be designated as the accounting acquiror. In the Offering, ImageMax was identified as the accounting acquiror. Accordingly, $33.1 million of goodwill relating to the Founding Companies has been amortized as a non-cash charge to the statement of operations principally over a 30-year period and developed technology of $0.8 million has been amortized over a seven-year period. The annual pro forma impact of this amortization expense in 1997 and 1996 was $1.2 million, of which $0.8 million is non-deductible for tax purposes. This factor will tend to cause the effective tax rate to be higher than the statutory rate.

     For purposes of discussion, the following table presents supplementary pro forma, as adjusted, results of operations for the years ended December 31, 1997 and 1996 as if the acquisitions of the Founding Companies and the Offering occurred on January 1, 1996. The supplemental pro forma, as adjusted, results do not reflect the acquisition of the Acquired Businesses. The supplemental pro forma, as adjusted, results are not necessarily indicative of the results the Company would have obtained had these events actually then occurred or of the Company's future results. Management believes the following presentation is informative in analyzing the business.

                                                               SUPPLEMENTAL PRO FORMA, AS ADJUSTED,
                                  HISTORICAL RESULTS FOR          FOR THE YEAR ENDED DECEMBER 31,
                                      THE YEAR ENDED          ---------------------------------------
                                    DECEMBER 31, 1998                1997                  1996
                                  ----------------------      ------------------      ---------------
                                                            (IN THOUSANDS)
Revenues:
     Services..................  $49,387         76.5%       $35,898      73.4%      $31,553   72.9%
     Products..................   15,189         23.5         13,032      26.6        11,703   27.1
                                 -------        -----        -------     -----       -------  -----
                                  64,576        100.0         48,930     100.0        43,256  100.0
                                 -------        -----        -------     -----       -------  -----
Cost of revenues:(1)
     Services..................   33,252         51.5         22,914      46.8        20,267   46.9
     Products..................   10,587         16.4          8,695      17.8         8,968   20.7
     Depreciation..............    1,565          2.4          1,317       2.7         1,408    3.3
                                 -------        -----        -------     -----       -------  -----
                                  45,404         70.3         32,926      67.3        30,643   70.8
                                 -------        -----        -------     -----       -------  -----
           Gross profit........   19,172         29.7         16,004      32.7        12,613   29.2
Selling and administrative
  expenses(2)(3)(4)............   17,606         27.3         12,719      26.0        11,808   27.3
Amortization of
  intangibles(6)...............    1,482          2.3          1,195       2.4         1,195    2.8
Restructuring costs............    1,387          2.2             --        --            --     --
Loss on sale of business
  units........................    4,995          7.7             --        --            --     --
Special compensation
  charge(5)....................       --           --          2,235       4.6            --     --
                                 -------        -----        -------     -----       -------  -----
           Operating loss......   (6,298)        (9.7)          (145)     (0.3)         (390)  (0.9)
Interest expense(7)............    2,133          3.4             70       0.1            70    0.2
Interest income................       --           --            (94)     (0.2)          (98)  (0.2)
                                 -------        -----        -------     -----       -------  -----
           Loss before income
             taxes.............   (8,431)       (13.1)          (121)     (0.2)         (362)  (0.8)
Income tax provision(8)........       --           --          1,139       2.3           169    0.4
                                 -------        -----        -------     -----       -------  -----
Net loss.......................  $(8,431)       (13.1)%      $(1,260)     (2.6)%     $  (531)  (1.2)%
                                 =======        =====        =======     =====       =======  =====

     UNLESS OTHERWISE INDICATED, THE FOLLOWING FOOTNOTES APPLY ONLY TO THE SUPPLEMENTAL PRO FORMA, AS ADJUSTED, OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996.

------------------

(1) Includes a pro forma adjustment to increase cost of revenues to reflect the Company's new operating leases on facilities at certain Founding Companies.

(2) Reflects a pro forma reduction in compensation to the former owners of the Founding Companies to which they have agreed prospectively.

(3) Includes compensation of $610,000 annually based upon employment agreements with the Company's executive management.

(4) For 1997, includes non-recurring transaction costs of $742,000 incurred by the Founding Companies in connection with their acquisitions.

(5) For 1997, includes a non-recurring, non-cash special compensation charge. See Note 10 to the Consolidated Financial Statements.

(6) Includes amortization on the $33.1 million of goodwill recorded as a result of the acquisitions of the Founding Companies over an estimated life of principally 30 years and amortization of acquired developed technology of $0.8 million over an estimated life of seven years. Excludes a charge of $4.0 million for acquired in-process research and development.

(7) Reflects adjustment for the elimination of interest expense resulting from the repayment of debt paid from the net proceeds of the Offering.

(8) Reflects an estimated corporate income tax rate of 39.3% before considering the non-deductibility of approximately $0.8 million of annual amortization of intangible assets and the $2.2 million special compensation charge in 1997.

RESULTS OF HISTORICAL OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO SUPPLEMENTAL PRO FORMA, AS ADJUSTED,
RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997

Revenues

     Total Revenues. Revenues increased $15.6 million, or 31.9%, from $48.9 million in 1997 to $64.6 million in 1998. Service revenues increased 37.6% and comprised 73.4% of total revenues in 1997 as compared to 76.5% in 1998. In 1998, product revenues increased 16.6% and comprised 26.6% of total revenues in 1997 as compared to 23.5% in 1998. In 1998, the Southeast Group, which was sold in December 1998 and January 1999, had total revenues of $6.5 million, comprised of $3.7 million (57.3%) of service revenues and $2.8 million (42.7%) of product revenues.

     The increase in total revenues was comprised of decrease of $0.6 million attributable to the Founding Companies and an increase of $16.2 million attributable to the Acquired Businesses, which are not included in the year ended December 31, 1997. The Founding Companies' decrease was primarily due to:
(1) a decrease in volume at the Massachusetts, Indiana, and South Carolina business units; (2) an offsetting increase in off-shore data entry sales volume; and (3) an offsetting increase in digital imaging sales volume.

     Service Revenues. Service revenues increased $13.5 million, or 37.6%, from $35.9 million in 1997 to $49.4 million in 1998. This increase was comprised of an increase of $0.1 million attributable to the Founding Companies and an increase of $13.4 million attributable to the Acquired Businesses, which are not included in the year ended December 31, 1997. The Founding Companies' increase was primarily due to: (1) a decrease in volume at the Massachusetts, Indiana, and South Carolina business units; (2) an offsetting increase in off-shore data entry sales volume; and (3) an offsetting increase at the Virginia business unit attributable to several large digital conversion projects.

     Product Revenues. Product revenues increased $2.2 million, or 16.6%, from $13.0 million in 1997 to $15.2 million in 1998. This increase was comprised of a decrease of $0.6 million attributable to the Founding Companies and an increase of $2.8 attributable to the Acquired Businesses, which are not included in the year ended December 31, 1997. The Founding Companies' decrease was primarily due to a decrease in volume at the Massachusetts, South Carolina, and Virginia business units and an offsetting increase in digital imaging sales volume.

Cost of Revenues

     Cost of Services. Cost of services increased $10.3 million, or 45.1%, from $22.9 million in 1997 to $33.3 million in 1998. As a percentage of service revenues, cost of services amounted to 63.8% in 1997 as compared to 67.3% in 1998. In 1998, cost of services as a percentage of service revenues attributable to the Founding Companies and Acquired Businesses amounted to 67.8% and 66.0%, respectively. The increase in cost of services as a percentage of service revenues of 3.5% was primarily due to an increase attributable to production inefficiencies (such as high labor costs and rework) at the

Massachusetts, South Carolina, and Virginia business units and an offsetting decrease in service costs at most other locations, particularly in the California and New York business units, due to a combination of improved media conversion efficiency and larger off-shore data entry sales volumes.

     Cost of Products. Cost of products decreased $1.9 million, or 21.8%, from $8.7 million in 1997 to $10.6 million in 1998. As a percentage of product revenues, cost of products amounted to 66.7% in 1997 as compared to 69.7% in 1998. In 1998, cost of products as a percentage of product revenues attributable to the Founding Companies and Acquired Businesses amounted to 68.1% and 76.9%, respectively. The increase in cost of products as a percentage of product revenues of 3.0% was primarily due to an increase attributable to unfavorable product mix at the Massachusetts, South Carolina, and Virginia business units and an increase attributable to costs associated with the development of software.

     Depreciation. Depreciation increased $0.2 million, or 18.9%, from $1.3 million in 1997 to $1.5 million in 1998, due primarily to depreciation of machinery and other capital equipment of the Acquired Businesses.

Gross Profit

     As a result of higher service and product revenues as described above, gross profit increased $3.2 million, or 19.8%, from $16.0 million in 1997 to $19.2 million in 1998. In 1998, the Founding Companies experienced a decrease of $1.7 million and a decline in gross profit percentage of 3.0% as compared to the year ended December 3, 1997. In 1998, Acquired Businesses contributed $4.9 million of gross profit at a gross profit percentage of 30.1% and the former Southeast Group had gross profit of $0.9 million and a gross profit percentage of 13.9%.

     The Founding Companies' gross profit percentage decline was primarily due to: (1) higher service costs in the Massachusetts, South Carolina and Virginia business units, primarily due to production inefficiencies (such as high labor costs and rework); (2) an increase attributable to costs associated with the development of software; and (3) an offsetting decrease in service costs at most other locations, particularly in the California and New York business units, due to a combination of improved media conversion efficiency and larger off-shore data entry sales volumes.

Selling and Administrative Expenses (Including Executive Compensation and Founding Companies' Transaction Costs)

     For the year ended December 31, 1998, S&A expenses increased by $4.9 million, or 38.4%, as compared to the year ended December 31, 1997. This increase is comprised of: $3.2 million in corporate expenses; $3.8 million attributable to the Acquired Businesses; an offsetting decrease of $1.4 million attributable to the Founding Companies; and an offsetting decrease of $0.7 million related to non-recurring transaction costs incurred by the Founding Companies for the year ended December 31, 1997 in connection with their acquisitions.

     The increase in corporate expenses is primarily due to: (1) the staffing of the Company's headquarters function; (2) the integration of technology; (3) sales development costs; (4) increased travel and marketing expenses; and (5) the costs associated with being a public company. In September 1998, the Company began implementing a cost reduction plan that included headcount reductions at the corporate office that will provide annual cost savings of approximately $0.8 million. Because the corporate office was formed at the end of 1997, pro forma results for 1997 exclude the majority of corporate overhead expenses.

     In 1997, the Founding Companies' incurred approximately $0.7 million of transaction costs in connection with their acquisition by the Company, which primarily consisted of outside accounting and legal fees. The Company also incurred additional S&A expenses of $0.6 million for its corporate function in 1997, excluding executive management compensation. Corporate S&A expenses included $0.3 million of Company formation costs (primarily audit and other public company expenses) triggered by the Offering in December 1997. Excluding Founding Companies' transaction' costs and corporate S&A expenses, S&A expenses and executive compensation amounted to $10.7 million in 1997.

Amortization of Intangible Assets

     Amortization of $1.2 million in 1997 consists of the estimated amortization of intangible assets (principally goodwill) related to the acquisitions of the Founding Companies, as though they had taken place on January 1, 1996. Amortization of $1.5 million in 1998 includes amortization of intangible assets (principally goodwill) of the Founding Companies and amortization of goodwill associated with the Acquired Businesses.

Restructuring Costs and Loss on Sale of Business Units

     For the year ended December 31, 1998, the Company recorded a restructuring charge of $1.4 million, primarily for severance payments related to headcount reductions at the corporate office and a business unit and facility costs associated with business unit consolidations. In addition, the Company incurred a loss of $5.0 million, related to the sales in December 1998 and January 1999 of facilities in Charlotte, NC, Cayce, SC and Cleveland, TN and represents the difference between the net proceeds from the transactions and the net asset value of these locations, including $4.2 million of goodwill.

Operating Loss

     Operating loss increased by $6.3 million, from an operating loss of $145,000 in 1997 to an operating loss of $6.3 million in 1998. In 1998, the former Southeast Group incurred an operating loss of $0.7 million, or 10.2%, on total revenues of $6.5 million. Excluding restructuring costs and loss on sale of business units, operating income amounted to $84,000 in 1998.

Interest Income (Expense)

     Interest income, net of interest expense, was $24,000 in 1997 as compared to interest expense of $2.1 million in 1998. The increase in interest expense is attributable to borrowings under the Credit Facility and the amortization and write-off of the related debt financing costs.

Income Tax Provision

     Due to the Company's loss position, no income tax provision was recognized in 1998. In 1997, the pro forma income tax provision amounted to $1.1 million. See "Supplemental Pro Forma, as adjusted, Results of Operations for the Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996" for further discussion of the 1997 pro forma income tax provision.

Net Loss

     Net loss amounted to $1.3 million in 1997 as compared to $8.4 million in 1998. Excluding restructuring costs and loss on sale of business units in 1998 and the special compensation charge in 1997, net loss amounted to $2.0 million in 1998 and net income amounted to $1.0 million in 1997. The decrease in net income of $3.0 million was primarily attributable to: (1) interest expense attributable to borrowings under the Credit Facility used to finance the Acquired Businesses, including the amortization of $0.9 million in related financing costs, and for general corporate purposes; (2) an increase in S&A expenses; (3) an increase in amortization attributable to the Acquired Businesses; (4) an offsetting increase in gross profit; and (5) an offsetting increase attributable to no income tax benefit.

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

     Product Revenues. Product revenues increased $1.3 million, or 11.4%, from $11.7 million in 1996 to $13.0 million in 1997. This increase was primarily due to $0.7 million resulting from unit volume increases in digital imaging software sales to other document management companies and end-users and $0.6 million resulting from unit volume increases in hardware sales (principally equipment) in the Oregon and Louisiana business units.

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

Selling and Administrative Expenses (Including Executive Compensation and Founding Companies' Transaction Costs)

     In 1997, the Founding Companies incurred approximately $0.7 million of transaction costs in connection with their acquisition by the Company, which primarily consisted of outside accounting and legal fees. The Company also incurred additional S&A expenses of $0.6 million for its corporate function in 1997, excluding executive management compensation, as compared to no material expenses in 1996. Corporate S&A expenses included $0.3 million of Company formation costs (primarily audit and other public company expenses) triggered by the Offering in December 1997. Excluding Founding Company transaction costs and corporate S&A expenses, S&A expenses and executive compensation amounted to $10.7 million in 1997, a decline of $0.5 million from 1996. This decline is primarily attributable to $0.2 million in non-recurring severance costs incurred in 1996 and payroll and other cost reduction measures incurred by business unit management to improve profitability. In 1996 and 1997, S&A expenses included $650,000, for each year, of compensation costs associated with positions that have been eliminated in connection with the acquisitions of the Founding Companies.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998, the Company had cash and cash equivalents of $0.7 million and a working capital deficiency of $17.2 million. The working capital deficiency was largely a result of the classification of borrowings under the Credit Facility as a current liability. In 1998, cash used in operating activities was $0.2 million; cash used in investing activities was $19.2 million; and cash provided by financing activities was $18.8 million. To continue its operations through the next 12 months, the Company will need additional financing from sources other than funds received through operations.

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

     On March 30, 1998, the Company entered into a credit facility with a bank (the "Credit Facility"), providing a revolving line of credit of $30 million in borrowings. This agreement was substantially amended in November 1998. Under the original terms of the Credit Facility, the Company could borrow up to $25 million to finance future acquisitions and up to $5 million for working capital purposes. Prior to the amendment, borrowings under the facility bore interest at LIBOR or prime plus an applicable margin at the option of the Company. In addition to interest and other customary fees, the Company is obligated to remit a fee ranging from 0.2% to 0.375% per year on unused commitments. The Credit Facility is secured by substantially all of the assets of the Company. The Credit Facility is subject to certain financial covenants which pertain to criteria such as minimum levels of cash flow, ratio of debt to cash flow, and ratio of fixed charges to cash flow. Borrowing under the Credit Facility is contingent upon the Company meeting certain financial ratios and other criteria.

     The amendment to the Credit Facility dated November 16, 1998 amended certain financial covenants for future periods, reduced the amount available under the Credit Facility to the amount ($20.1 million) outstanding on November 6, 1998, changed the maturity date to December 1, 1999 from December 31, 2002, required a $5.0 million principal repayment or commitments therefor by December 31, 1998, required all borrowings to bear a rate of prime plus an applicable margin and changed other provisions.

     As of December 31, 1998, the Company was in default of certain financial and other covenants under the amended Credit Facility, including the requirement for a $5.0 million principal repayment or commitments therefor. As a result, the Company's indebtedness under the Credit Facility has been classified as short-term debt. The Company is in ongoing discussions with its lenders and other parties concerning a restructuring of its financing.

     In connection with the Credit Facility, the Company incurred $904,000 of lending and other customary fees, of which $100,000 is accrued for at December 31, 1998. These costs were initially capitalized and were amortized to interest expense over the original term of the Credit Facility. At December 31, 1998, the remaining unamortized costs of $0.8 million were written off and included in interest expense.

     On March 29, 1999, the Company entered into a forbearance agreement with the banks that are parties to its Credit Facility (the "Forbearance Agreement"). Pursuant to the Forbearance Agreement, the banks have agreed to forbear from exercising their rights and remedies with respect to all existing defaults under the Credit Facility until the earlier of June 30, 1999 or the occurrence of a default under the Forbearance Agreement or an additional default under the Credit Facility.

     Under the terms of the Forbearance Agreement, the current interest rate on the outstanding obligations under the Credit Facility increases by two percent (2%) per annum. In addition, the Company is required to maintain a daily cash balance in its accounts of at least $300,000 and the Company may not make capital expenditures in excess of $50,000 without the prior consent of its banks. The Company is also required to enter into definitive agreements in connection with the Pierce Leahy strategic partnership no later than April 30, 1999. The Company incurred a fee of $100,000 under the Forbearance Agreement, $50,000 of which was paid upon the execution of the Forbearance Agreement and the other $50,000 to be paid upon its termination.

     Management is currently negotiating a new credit facility with its lenders and other parties and has entered into a letter of intent for the sale of $7.9 million of preferred stock (see "Recent Developments"). Management believes that the proceeds to be received from the preferred stock investment will allow the Company to refinance amounts due under the Credit Facility. However, there can be no assurance that the contemplated preferred stock investment will be consummated or the Credit Facility will be refinanced.

     The Company has halted its acquisition program, but continues to selectively invest in equipment and technology to meet the needs of its operations and to improve its operating efficiency.

YEAR 2000 COMPLIANCE

     At midnight on December 31, 1999, computer systems that use two digits to represent the year are at risk of malfunction or failure. Many systems will continue to run, but may interpret any date in the year '00 to be prior to any date in the year '99, posing potential date comparison problems, or may fail to recognize that the Year 2000, unlike 1900, is a leap year. Businesses and systems that use a four-digit format to report and process dates later than December 31, 1999 are often denoted as "Year 2000 compliant". While many systems have no date comparison functions and operate in a date-independent mode, they may have a date function.

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

     o Business Relationships -- Includes proprietary software products licensed to clients and the supply chain for the Company's products and service providers including banks, insurance companies, payroll and pension plan administrators, legal, accounting and consulting firms as well as public utilities, telecommunications providers, transportation and overnight delivery companies and local government services.

     The Company recognizes that the Year 2000 problem is a serious, enterprise-wide issue. The Company has formed a management team, with active participation by representatives throughout the company, to address Year 2000 issues. Within each business unit, designated personnel are working to identify potential Year 2000 issues in the Company's internal operations as well as the products that it provides to its customers. In addition, the Company is communicating with its suppliers to determine the extent to which the systems of the suppliers are equipped to handle Year 2000 issues. Management believes that appropriate personnel and resources have been assigned to this effort. Continued diligence by the members of the Company's Year 2000 team and appropriate monitoring by and support from senior management are intended to further enhance the Company's efforts to ensure that its business will not be negatively impacted by any Year 2000 issues in any material adverse respect.

     The Company has completed Year 2000 compliance testing on certain of its proprietary software products licensed to clients in accordance with standards promulgated by the British Standards Institute ("BSI"). These standards address that: (i) no value for current date will cause any interruption in operation;
(ii) date-based functionality must behave consistently for dates prior to, during, and after year 2000; (iii) in all interfaces and data storage, the century in any date must be specified either explicitly or by unambiguous algorithms or inferencing rules; and (iv) year 2000 must be recognized as a leap year. Certain software products licensed to clients have been found to comply with these standards. Certain other proprietary software products licensed to clients have not met the BSI Standards, in that such products operate on a third-party platform that has been disclosed as not Year 2000 compliant. The Company has developed and is continuing to develop upgraded versions of its non-compliant products that will be made available to all clients. The Company is currently testing upgraded versions, as they are developed, according to the BSI Standards.

     An inventory of exposures of the Company's internal systems is currently in process and operational steps necessary to deal with each exposure are being developed. The Company believes it is on schedule to complete its remediation efforts by September 30, 1999. The Company plans to modify or replace its affected internal systems in a manner that will minimize any detrimental effects on operations. The Company has not undertaken any contingency planning at this time.

     The Company believes that the cost of developing an inventory of potential internal Year 2000 issues, the analysis of that inventory, and remediation of any issues found to cause potential operational problems will not exceed $100,000. While the Company presently believes that the ultimate outcome of any such modifications or replacements will not have a material effect on the Company's current financial position, liquidity or results of operations, information developed as a result of the Company's continuing inventory and analysis of issues may result in increased cost estimates and such costs could have a material effect on results of operations.

     In addition to working to make its own internal systems Year 2000 ready, the Company has and will continue to survey its key suppliers to determine the extent to which the systems of such suppliers are Year 2000 compliant and the extent to which the Company could be affected by the failure of such third parties to be Year 2000 compliant. The Company cannot presently estimate the impact of the failure of such third parties to be Year 2000 compliant.

RECENT DEVELOPMENTS

     On March 12, 1999, the Company and Pierce Leahy signed a letter of intent to form a strategic partnership. Under the terms of the proposed strategic partnership arrangement, Pierce Leahy will purchase 3,144,000 shares of a new series of ImageMax preferred stock at $2.50 per share (for an aggregate purchase price of $7.9 million). Each share of preferred stock is convertible into one share of common stock and carries no dividend or liquidation preference. Pierce Leahy will also receive two warrants that may be exercised over the next four and five years to purchase from the Company 1,719,000 shares and 1,861,000 additional shares of preferred stock at $4.00 and $5.00 per share, respectively. Pierce Leahy will have the right to elect a majority of the Company's Board of Directors, subject to certain conditions. In the event that the Company contemplates entering into any transaction involving a merger, consolidation, other business combination or similar transaction, or the sale, disposal or exchange of all or a substantial portion of the assets or capital stock of the Company, Pierce Leahy will have a right of first refusal to enter into substantially the same transaction; such right will last for so long as Pierce Leahy has the right to designate any of the Company's Board of Directors.

     The companies anticipate that the ability to cross-sell the Company's digital imaging, micrographics and data entry services and Pierce Leahy's data storage and management services will benefit both companies. In addition, the companies anticipate cost savings by combining physical locations in certain geographic areas, sharing document management expertise and transportation systems, and utilizing Pierce Leahy's significant information services assets to increase the efficiency of the Company's operations. Pierce Leahy will provide certain management and administrative services to the Company.

     The consummation of the strategic partnership is subject to due diligence, the negotiation of a definitive purchase agreement, regulatory approval, approval of the Board of Directors of both companies and consents of lenders of both companies and other customary conditions. Although the companies are seeking to complete the agreement by April 30, 1999, there can be no assurance as to when such agreement will be completed or whether such agreement will be completed at all. The Company has agreed to reimburse Pierce Leahy for its expenses in connection with the proposed transaction if a definitive agreement is not executed under certain circumstances.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth on pages F-1 through F-20 hereto and is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information contained under the caption "Election of Class II Directors" and the information contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement is incorporated herein by reference.

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

         2.  Financial Statement Schedules

     See Schedule II -- Valuation and Qualifying Accounts on page F-20 of this Annual Report.

         3.  Exhibits


       EXHIBIT
         NO.                            DESCRIPTION
       -------                          -----------

 2.1* Agreement and Plan of Reorganization dated September 9, 1997, by and among the Company, DocuTech Data Systems, Inc., and Rex Lamb and Mark Creglow (including escrow agreement).

 2.2* Asset Purchase Agreement dated September 9, 1997 by and among the Company, Rex Lamb and Vicki Lamb (including escrow agreement).

 2.3* Agreement and Plan of Reorganization dated September 9, 1997, by and among the Company, Utz Medical Enterprises, Inc., and David C. Utz, Jr. (including escrow agreement).

 2.4* Agreement and Plan of Reorganization dated September 9, 1997 by and among Jane Semasko and John Semasko, Oregon Micro-Imaging, Inc. and the Company (including escrow agreement).

 2.5* Asset Purchase Agreement dated September 9, 1997 by and among Spaulding Company, Inc., Semco Industries, Inc., and the Company (including escrow agreement).

 2.6* Asset Purchase Agreement dated September 9, 1997 by and among Total Information Management Corporation and the Company (including escrow agreement).

 2.7* Stock Purchase Agreement dated September 9, 1997 by and among Ovidio Pugnale, Image Memory Systems, Inc. and the Company (including escrow agreement).

 2.8* Agreement and Plan of Reorganization dated September 9, 1997, by and among the Company, International Data Services of New York, Inc., and Mitchell J. Taube and Ellen F. Rothschild-Taube (including escrow agreement).

 2.9* Stock Purchase Agreement dated September 9, 1997 by and among David Crowder, TPS Micrographics, Inc. and the Company (including escrow agreement).

 2.10* Agreement and Plan of Reorganization dated September 11, 1997 by and among the Company, Image and Information Solutions, Inc. and Gary Blackwelder (including escrow agreement).

 2.11* Agreement and Plan of Reorganization dated September 9, 1997 by and among Madeline Solomon, David C. Yezbak, CodaLex Microfilming Corporation and the Company (including escrow agreement).

 2.12* Asset Purchase Agreement dated September 9, 1997 by and among Imaging Information Industries, Inc., Gerald P. Gorman, Theodore J. Solomon, Jr., Charles P. Yezbak, III, David C. Yezbak and the Company (including escrow agreement).

       EXHIBIT
         NO.                            DESCRIPTION
       -------                          -----------

 2.13* Agreement and Plan of Reorganization dated September 9, 1997 by and among Gerald P. Gorman, Theodore J. Solomon, Theodore
                J. Solomon, Jr., Charles P. Yezbak, III, David C. Yezbak, Laser Graphics Systems & Services, Inc. and the Company (including escrow agreement).

 2.14* Asset Purchase Agreement dated September 9, 1997 by and among DataLink Corporation, Judith E. DeMott, Geri E. Davidson and the Company (including escrow agreement).

 2.15 Asset Purchase Agreement, dated January 23, 1998, by and among Integrated Information Services, L.L.C., Pettibone, L.L.C and Heisley Holding, L.L.C. and ImageMax, Inc. (incorporated by reference to Exhibit 2.1 of the Company's 8-K filed on February 3, 1998).

 2.16 Asset Purchase Agreement, dated February 9, 1998, by and among Document Management Group Inc., Theron Robinson and ImageMax, Inc. (incorporated by reference to Exhibit 2.1 of the Company's 8-K filed on February 24, 1998).

 2.17 Asset Purchase Agreement, dated February 9, 1998, by and among Image-Tec, Inc., Theron Robinson and Robert Robinson and ImageMax, Inc. (incorporated by reference to Exhibit 2.2 of the Company's 8-K filed on February 24, 1998).

 3.1*           Amended and Restated Articles of Incorporation of the
                Company.

 3.2*           Amended and Restated Bylaws of the Company.

 4.1*           Specimen Stock Certificate.

 4.2* Shareholders Agreement between the Company and certain of its shareholders dated November 19, 1996.

 4.3*           Amendment No. 1 to Shareholders Agreement dated November 19,
                1996.

 4.4*           Form of Joinder to Shareholders Agreement executed by Bruce
                M. Gillis, Sands Point Partners I, Wilblairco Associates, Osage Venture Partners, Steven N. Kaplan, Brian K. Bergeron, James M. Liebhardt, G. Stuart Livingston, III, Richard D. Moseley, David C. Utz, Jr., Bruce M. Gillis, Custodian for Claire Solomon Gillis, Bruce M. Gillis, Custodian for Katherine Tessa Solomon Gillis, S. David Model, Andrew R. Bacas, David C. Yezbak, Theodore J. Solomon, Walter F. Gilbert, Carmen DiMatteo, Patrick M. D'Agostino, David L. Crowder, James D. Brown and Mary M. Brown, JTWROS, Mitchell
                S. Taube and Ellen F. Rothschild-Taube, JTWROS, John Semasko and Jane Semasko, JTWROS, Wolfe F. Model and Renate H. Model.

10.1*+          1997 Incentive Plan.

10.2*+          1997 Employee Stock Purchase Plan.

10.3*+ Management Agreement between GBL Capital Corporation and the Company dated November 27, 1996.

10.4*+ Employment Agreement between the Company and Bruce M. Gillis dated as of August 1, 1997.

10.5*+ Employment Agreement between the Company and James D. Brown dated as of August 18, 1997.

10.6*+ Employment Agreement between the Company and S. David Model dated as of August 18, 1997.

10.7*+ Employment Agreement between the Company and Andrew R. Bacas dated as of August 1, 1997.

10.8+** Employment Agreement between the Company and John E. Semasko dated as of September 9, 1997.

       EXHIBIT
         NO.                            DESCRIPTION
       -------                          -----------

10.9+** Employment Agreement between the Company and Rex Lamb dated as of September 9, 1997.

10.10*          Lease Agreement dated March 26, 1996 by and between Marlyn
                D. Schwarz and Rex Lamb d/b/a DocuTech.

10.11* Lease Agreement dated February 24, 1992 by and between Marlyn Schwarz d/b/a Old Cheney Plaza and Rex Lamb d/b/a DocuTech.

10.12* Lease Agreement dated September 1, 1994 by and between Jonstar Realty Corporation and Spaulding Company, Inc. (renewed May 27, 1997).

10.13           [Intentionally left blank]

10.14* Lease dated September 1, 1995 by and between Robert S. Greer and Elvera A. Greer and American Micro-Med Corporation.

10.15* Lease dated February 8, 1994 and Lease Rider dated as of February 1, 1994 by and between Oporto Development Corp. and International Data Services of New York, Inc.

10.16* Amendment of Lease dated June 6, 1996 between East Cobb Land Development and Investment Co., L.P. and Imaging Information Industries/David Yezbak, extended by letter dated July 16, 1997.

10.17           [Intentionally left blank]

10.18*          Lease dated January 10, 1996 by and between
                FinancialEnterprises III and TPS Imaging Solutions, Inc.

10.19* Lease Agreement dated March 31, 1995 by and between Technical Publications Service, Inc. and TPS Micrographics, Inc.

10.20* Standard Industrial Commercial MultiTenant Lease-Gross dated June 20, 1994 by and between Northgate Assembly of God, North Sacramento, d/b/a Arena Christian Center and Total Information Management Corporation.

10.21* Lease dated January 26, 1981 and Extension of Lease dated October, 1992 by and between Trader Vic's Food Products and Total Information Management Corporation.

10.22* Standard Industrial Lease dated September 24, 1991 by and between Charles F. Coss, Viola B. Coss, Tracey C. Quinn, John Coss, Peter B. Coss, Elizabeth Coss, Tracey C. Quinn as Trustee for Geoffrey C. Quinn and Elizabeth Coss, as Trustee for Caitlin N. Shay and Total Information Management Corporation extended by letter dated October 18, 1996 from James Bunker to Peter Coss.

10.23*          Lease dated January 1, 1993 between CSX Transportation, Inc.
                and American Micro-Med Corporation.

10.24* Lease and Service Agreement dated September 4, 1997 and two Addendums dated October 15, 1997 between American Executive Centers, Inc. and the Company.

10.25** Credit Agreement by and among the Company and Subsidiaries and CoreStates Bank, N.A., for itself and as Agent, and any other Banks becoming Party, dated as of March 30, 1998.

10.26 Amendment No. 1 to Credit Agreement by and among the Company and Subsidiaries and First Union National Bank (successor by merger to CoreStates Bank, N.A.), for itself and as Agent, and any other Banks becoming Party, dated as of March 30, 1998 (incorporated by reference to Exhibit 10.25 of the Company's Form 10-K filed March 31, 1998, File No. 0-23077).

10.27 Amendment No. 2 to Credit Agreement by and among the Company and Subsidiaries and First Union National Bank (successor by merger to CoreStates Bank, N.A.), for itself and as Agent, and any other Banks becoming Party, dated as of November 16,
                1998).

       EXHIBIT
         NO.                            DESCRIPTION
       -------                          -----------

10.28 Master Demand Note, dated January 20, 1998, payable to First Union National Bank (successor by merger to CoreStates Bank, N.A.) (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on February 3, 1998).

10.29 Security Agreement, dated January 20, 1998, between First Union National Bank (successor by merger to CoreStates Bank, N.A.) and the Company (incorporated by reference to Exhibit
                10.2 of the Company's Form 8-K filed on February 3, 1998).

10.30 Forbearance Agreement dated March 29, 1999 by and among the Company, First Union National Bank (successor by merger to CoreStates Bank, N.A. ) and Commerce Bank, N.A.

10.31+ Amendment No. 1 dated as of October 1, 1998 to Employment Agreement between the Company and James D. Brown dated as of August 18, 1997.

10.32+ Separation Agreement by and between Bruce M. Gillis and the Company dated September 18, 1998.

10.33+ Separation Agreement by and between Richard D. Moseley and the Company dated September 30, 1998.

10.34+ Separation Agreement by and between David Model and the Company dated November 9, 1998.

21              Subsidiaries.

23.1            Consent of Independent Public Accountants.

27              Financial Data Schedule (in electronic format only).

------------------
* Incorporated by reference to the designated exhibit of the Company's Registration Statement on Form S-1 filed on September 12, 1997, as amended (file number 333-35567).

**Incorporated by reference to the designated exhibit of the Company's Annual
  Report on Form 10-K filed on March 30, 1998 (file number 0-23077).

+ Management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K.

     None.

                        IMAGEMAX, INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULE


                                                              PAGE
                                                              ----

Report of Independent Public Accountants....................   F-2

Consolidated Balance Sheets.................................   F-3

Consolidated Statements of Operations.......................   F-4

Consolidated Statements of Shareholders' Equity.............   F-5

Consolidated Statements of Cash Flows.......................   F-6

Notes to Consolidated Financial Statements..................   F-7

Financial Statement Schedule:

     II.  Valuation and Qualifying Accounts.................   F-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ImageMax, Inc.:

We have audited the accompanying consolidated balance sheets of ImageMax, Inc. (a Pennsylvania Corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended and the period from inception (November 12, 1996) to December 31, 1996. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImageMax, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended and the period from inception (November 12, 1996) to December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in default of certain financial and other covenants under its credit facility, which raises substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to this matter are also described in Note
1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
  March 16, 1999

                        IMAGEMAX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS - EXCEPT SHARE AMOUNTS)

                                                                  DECEMBER 31
                                                               -----------------
                                                                1998      1997
                                                                ----      ----
                           ASSETS
Current assets:
     Cash and cash equivalents..............................   $   736   $ 1,310
     Accounts receivable, net of allowance for doubtful
       accounts of $600 and $375, as of December 31, 1998
       and 1997, respectively...............................    11,801     6,922
     Inventories............................................     2,185     1,997
     Prepaid expenses and other.............................       609       527
                                                               -------   -------
           Total current assets.............................    15,331    10,756
Property, plant and equipment, net..........................     7,036     4,381
Intangibles, primarily goodwill, net........................    46,607    32,996
Other assets................................................       600        95
                                                               -------   -------
                                                               $69,574   $48,228
                                                               -------   -------
                                                               -------   -------

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term debt and current portion of long-term
       debt.................................................   $20,239   $   251
     Accounts payable.......................................     4,472     2,846
     Accrued expenses.......................................     5,248     3,332
     Deferred revenue.......................................     2,600     1,333
                                                               -------   -------
           Total current liabilities........................    32,559     7,762
                                                               -------   -------
Long-term debt..............................................       257       342
                                                               -------   -------
Other long-term liabilities.................................       106       106
                                                               -------   -------
Commitments and contingencies (Note 12)
Shareholders' equity:
     Preferred stock, no par value, 10,000,000 shares
       authorized, none issued..............................        --        --
     Common stock, no par value, 40,000,000 shares
       authorized, 6,479,739 and 5,537,436 shares issued and
       outstanding at December 31, 1998 and 1997,
       respectively.........................................    52,645    47,580
     Accumulated deficit....................................   (15,993)   (7,562)
                                                               -------   -------
           Total shareholders' equity.......................    36,652    40,018
                                                               -------   -------
                                                               $69,574   $48,228
                                                               -------   -------
                                                               -------   -------

        The accompanying notes are an integral part of these statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS - EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                             FROM INCEPTION
                                                          YEAR ENDED         (NOVEMBER 12,
                                                          DECEMBER 31           1996) TO
                                                     ---------------------    DECEMBER 31,
                                                        1998        1997          1996
                                                     ----------   --------   --------------
Revenues:

     Services.....................................   $   49,387   $  2,344      $     --

     Products.....................................       15,189        767            --
                                                     ----------   --------      --------

                                                         64,576      3,111            --
                                                     ----------   --------      --------

Cost of revenues:

     Services.....................................       33,252      1,603            --

     Products.....................................       10,587        524            --

     Depreciation.................................        1,565         94            --
                                                     ----------   --------      --------

                                                         45,404      2,221            --
                                                     ----------   --------      --------

           Gross profit...........................       19,172        890            --

Selling and administrative expenses...............       17,606      2,074            23

Amortization of intangibles.......................        1,482        112            --

Restructing costs.................................        1,387         --            --

Loss on sale of business units....................        4,995         --            --

Special compensation charge.......................           --      2,235            --

Acquired in-process research and development
  charge..........................................           --      4,000            --
                                                     ----------   --------      --------

           Operating loss.........................       (6,298)    (7,531)          (23)

Interest expense..................................        2,133          8            --
                                                     ----------   --------      --------

Net loss..........................................   $   (8,431)  $ (7,539)     $    (23)
                                                     ----------   --------      --------
                                                     ----------   --------      --------

Basic and diluted net loss per share..............   $    (1.40)  $  (8.13)     $  (0.04)
                                                     ----------   --------      --------
                                                     ----------   --------      --------

Basic and diluted weighted average number of
  shares outstanding..............................    6,034,130    927,565       550,000
                                                     ----------   --------      --------
                                                     ----------   --------      --------

        The accompanying notes are an integral part of these statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (IN THOUSANDS - EXCEPT SHARE AMOUNTS)

                                          PREFERRED STOCK        COMMON STOCK
                                         ------------------   -------------------   ACCUMULATED
                                          SHARES    AMOUNT     SHARES     AMOUNT      DEFICIT      TOTAL
                                         --------   -------   ---------   -------   -----------   -------
BALANCE, NOVEMBER 12, 1996
  (date of inception).................         --   $    --          --   $    --    $     --     $    --
  Sales of Preferred and Common
     stock............................    126,924        73     550,000         7          --          80
  Net loss............................         --        --          --        --         (23)        (23)
                                         --------   -------   ---------   -------    --------     -------

BALANCE, DECEMBER 31, 1996............    126,924        73     550,000         7         (23)         57

  Sales of Preferred and Common
     stock............................    316,565     2,479     160,770     1,468          --       3,947
  Sale of Common stock in initial
     public offering, net of offering
     costs............................         --        --   3,100,000    30,465          --      30,465
  Issuance of Common stock for
     acquisitions.....................         --        --   1,283,177    13,088          --      13,088
  Conversion of Preferred stock to
     Common stock.....................   (443,489)   (2,552)    443,489     2,552          --          --
  Net loss............................         --        --          --        --      (7,539)     (7,539)
                                         --------   -------   ---------   -------    --------     -------

BALANCE, DECEMBER 31, 1997............         --   $    --   5,537,436   $47,580    $ (7,562)    $40,018
  Issuance of Common stock for
     acquisitions.....................         --        --     930,484     5,037          --       5,037
  Sale of Common stock................         --        --      11,819        28          --          28
  Net loss............................         --        --          --        --      (8,431)     (8,431)
                                         --------   -------   ---------   -------    --------     -------

BALANCE, DECEMBER 31, 1998............         --   $    --   6,479,739   $52,645    $(15,993)    $36,652
                                         --------   -------   ---------   -------    --------     -------
                                         --------   -------   ---------   -------    --------     -------

        The accompanying notes are an integral part of these statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             FROM INCEPTION
                                                            YEAR ENDED        (NOVEMBER 12,
                                                           DECEMBER 31,         1996) TO
                                                         -----------------    DECEMBER 31,
                                                          1998      1997          1996
                                                         -------   -------   ---------------
Cash Flows from Operating Activities:
  Net loss............................................   $(8,431)  $(7,539)       $(23)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities-
        Depreciation and amortization of
           intangibles................................     3,047       206          --
        Loss on sale of business units................     4,995        --          --
        Amortization of deferred financing costs......       904        --          --
        Special compensation charge...................        --     2,235          --
        Acquired in-process research and development
           charge.....................................        --     4,000          --
        Changes in operating assets and liabilities,
           net of effect from acquisitions and
           divestiture-
           Accounts receivable, net...................    (1,852)       42          --
           Inventories................................      (104)      (91)         --
           Prepaid expenses and other.................        46       (55)         --
           Other assets...............................      (390)       --          --
           Accounts payable...........................       556       277          --
           Accrued expenses...........................       159     1,046           5
           Deferred revenue...........................       876        65          --
                                                         -------   -------        ----
             Net cash provided by (used in) operating
                activities............................      (194)      186         (18)
                                                         -------   -------        ----
Cash Flows from Investing Activities:
     Purchases of businesses, net of cash acquired....   (16,483)  (26,696)         --
     Purchases of property and equipment..............    (3,040)      (90)         --
     Proceeds from business unit sold.................       350        --          --
                                                         -------   -------        ----
             Net cash used in investing activities....   (19,173)  (26,786)         --
                                                         -------   -------        ----
Cash Flows from Financing Activities:
     Net borrowings under line of credit..............    20,100        --          --
     Payment of deferred financing costs..............      (803)       --          --
     Principal payments on debt and capital lease
        obligations...................................      (532)   (4,329)         --
     Proceeds from sales of Common and Preferred
        stocks........................................        28    32,177          80
                                                         -------   -------        ----
             Net cash provided by financing
                activities............................    18,793    27,848          80
                                                         -------   -------        ----
Net Increase (Decrease) in Cash and Cash
  Equivalents.........................................      (574)    1,248          62
Cash and Cash Equivalents, Beginning of Period........     1,310        62          --
                                                         -------   -------        ----
Cash and Cash Equivalents, End of Period..............   $   736   $ 1,310        $ 62
                                                         -------   -------        ----
                                                         -------   -------        ----

        The accompanying notes are an integral part of these statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND LIQUIDITY:

     ImageMax, Inc. ("ImageMax") was incorporated in Pennsylvania on November 12, 1996. ImageMax was formed to become a leading national, single-source provider of integrated document management solutions. ImageMax had conducted no operations prior to acquiring certain businesses on December 9, 1997 and completed a number of additional acquisitions in the first eight months of 1998, as discussed in Note 3. Prior to their acquisition, these businesses had been operating independently. Given the nature of ImageMax, it is subject to many risks, including but not limited to, (i) the ability to obtain adequate financing to fund operations and potential future acquisitions, (ii) a limited combined operating history, (iii) the potential inability to manage growth, (iv) risks generally associated with integrating acquisitions including implementation, (v) possible fluctuations in quarterly results, (vi) reliance on certain markets, and (vii) reliance on key personnel.

     The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since inception, and as of December 31, 1998 had an accumulated deficit of $16.0 million. In addition, as more fully described in
Note 7, ImageMax is in default of its credit facility with its banks under which it has borrowed $20.1 million, which raises substantial doubt about the ability of ImageMax to continue as a going concern. Management is currently negotiating a new credit facility with other lenders and has entered into a letter of intent for the sale of $7.9 million of preferred stock (see Note 16). Management believes that the proceeds to be received from the preferred stock investment will allow the Company to refinance amounts due under the credit facility. There can be no assurance that the contemplated preferred stock investment will be consummated or the credit facility will be refinanced. See report of independent public accountants.

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

REVENUE RECOGNITION

     Service and product revenues are recognized when the services are rendered or products are shipped to customers. Deferred revenue represents payments for services that are billed in advance of performance. No single customer exceeded 5% of revenues for any period presented.

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

                        IMAGEMAX, INC. AND SUBSIDIARIES

     Consulting, implementation and training revenues are recognized as the services are performed. Maintenance revenues are recognized ratably over the terms of the maintenance agreements.

CASH AND CASH EQUIVALENTS

     The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. At December 31, 1998 and 1997, cash equivalents primarily consisted of funds in money market accounts.

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

INTANGIBLES

     Intangibles consist of goodwill and developed technology (see Note 5). Goodwill, representing the excess of cost over the fair value of the net tangible and identifiable intangible assets of acquired businesses (see Note 3), is stated at cost and is amortized over the estimated life of principally 30 years. Developed technology represents costs paid for certain software technology and is being amortized over 7 years (see Note 5).

SOFTWARE DEVELOPMENT COSTS

     The Company capitalizes certain costs incurred to internally develop software which is licensed to customers. Capitalization of such software development costs begins upon the establishment of technological feasibility (typically determined to be upon completion of a working model) and concludes when the product is available for general release. For the periods represented, such costs were immaterial. Costs incurred prior to the establishment of the technological feasibility are charged to product development expense as incurred.

INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred income tax assets and liabilities are determined based on differences between the financial reporting and income tax basis of assets and liabilities measured using enacted income tax rates and laws that are expected to be in effect when the differences reverse.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock options. The Company follows the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," which permits pro forma disclosure of net loss and loss per share using a fair value based method of accounting for employee stock option plans in the accompanying notes to the financial statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES

SUPPLEMENTAL CASH FLOW INFORMATION

     The Company paid cash for interest of $1,043,000 and $5,000 for the years ended December 31, 1998 and 1997, respectively. There were no cash payments made for interest for the period from inception (November 12, 1996) to December 31, 1996. The Company paid cash for income taxes of $175,000 for the year ended December 31, 1998. There were no cash payments made for income taxes for the year ended December 31, 1997 and the period from inception to December 31, 1996.

     The following table displays the supplemental cash flow information for the years ended December 31, 1998 and 1997 of the net non-cash assets acquired relating to acquired businesses described in Note 3:

                                                                YEAR ENDED
                                                               DECEMBER 31
                                                      ------------------------------
                                                          1998              1997
                                                      ------------      ------------
Fair value of assets acquired...................      $ 24,873,000      $ 51,806,000
Liabilities assumed.............................        (3,224,000)      (10,972,000)
Fair value of Common stock issued...............        (5,037,000)      (13,088,000)
Cash acquired...................................          (129,000)       (1,050,000)
                                                      ------------      ------------
     Total consideration........................      $ 16,483,000      $ 26,696,000
                                                      ------------      ------------
                                                      ------------      ------------

LOSS PER SHARE

     The Company has presented loss per share pursuant to SFAS No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No. 98. Basic earnings per share ("Basic EPS") is computed by dividing the net loss for each period by the weighted average number of shares of Common stock outstanding for each period. Diluted earnings per share ("Diluted EPS") is computed by dividing net income (loss) for each period by the weighted average number of shares of Common stock and Common stock equivalents outstanding during each period. For all periods presented, Common stock equivalents are not included, as their effect is antidilutive and, as such, Basic EPS and Diluted EPS are the same.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at fair value due to their short-term nature. The carrying amount of long-term debt and capital lease obligations approximates fair value on the balance sheet dates.

COMPREHENSIVE INCOME

     The Company has reviewed SFAS No. 130, "Reporting Comprehensive Income," and has determined that for the years ended December 31, 1998 and 1997, no items meeting the definition of comprehensive income as specified in SFAS No. 130 existed in the consolidated financial statements. As such, no disclosure is necessary to comply with SFAS No. 130.

SEGMENT REPORTING

     The Company has reviewed SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," and has determined that no further disclosure is necessary to comply with SFAS No. 131 since the Company does not operate in different segments.

                        IMAGEMAX, INC. AND SUBSIDIARIES

RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year's financial statements to conform with the current year presentation.

3. INITIAL PUBLIC OFFERING AND ACQUISITIONS:

     On December 9, 1997, ImageMax sold 3,100,000 shares of its Common stock in an initial public offering (the "Offering") at $12 per share which raised net proceeds to ImageMax of $30,465,000 net of Offering costs.

     Concurrent with the Offering, ImageMax began material operations with the acquisition of 14 document management services companies (the "Founding Companies"). These acquisitions were accounted for using the purchase method of accounting.

     For the acquisition of the Founding Companies, ImageMax had been identified as the accounting acquiror for financial statement presentation purposes. The total purchase price of the Founding Companies was $40.7 million, which consisted of: (i) $27.1 million in cash paid to the sellers; (ii) 1,283,177 shares of Common stock issued to the sellers; and (iii) transaction costs of $0.5 million. For purposes of computing the purchase price for accounting purposes, the value of the Common stock issued to the sellers was determined using an estimated fair value of $10.20 per share (or $13.1 million), which represents a discount of 15% from the Offering price of $12.00, due to a one-year restriction on the sale and transferability of the shares issued. Of the total purchase price of $40.7 million, $4.0 million was allocated to acquired in-process research and development and was charged to expense upon the consummation of the acquisition of the Founding Companies. Acquired in-process research and development reflects the value of development projects underway at the time of the acquisition at one of the Founding Companies. In connection with this transaction, all identifiable assets acquired, including intangible assets, were assigned a portion of the cost of the acquired company based upon an independent valuation.

     During the first eight months of 1998, the Company acquired 13 additional document management services companies (the "Acquired Businesses"). These acquisitions also were accounted for using the purchase method of accounting. The total purchase price of the Acquired Businesses was $21.5 million, which consisted of: (i) $16.6 million in cash paid to sellers; (ii) 930,484 shares of Common stock issued to sellers; and (iii) transaction costs of $0.7 million. For purposes of computing the purchase price for accounting purposes, the value of the Common stock issued to the sellers of $5.0 million was based on the market price of the Common stock at the time of the transaction, less a discount of 15%, due to a one-year restriction on the sale and transferability of the shares issued.

     The following unaudited pro forma information shows the results of the Company's operations in accordance with APB Opinion No. 16, "Business Combinations," for the years ended December 31, 1998 and 1997 as though the acquisitions of the Founding Companies and the Acquired Businesses had occurred as of January 1, 1997. These results exclude certain business units which were sold in December 1998 and January 1999 (see Note 15):

                                                         YEAR ENDED DECEMBER 31
                                                      ----------------------------
                                                         1998             1997
                                                      -----------      -----------
Total revenues..................................      $64,759,000      $63,340,000
Operating income (loss).........................      $  (124,000)     $   536,000
Net loss........................................      $(2,755,000)     $  (998,000)
Basic and diluted net loss per share............      $     (0.44)     $     (0.16)

                        IMAGEMAX, INC. AND SUBSIDIARIES

     The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition of the Founding Companies and the Acquired Businesses taken place as of January 1, 1997, or the results that may occur in the future. The pro forma results for the year ended December 31, 1998, do not reflect the $5.0 million loss on the sale of business units. The pro forma results do not give effect to the Offering and exclude any reductions in historical interest expense for the year ended December 31, 1997. In addition, the pro forma results exclude the $4.0 million acquired in-process research and development charge and the $0.5 million management fee paid to GBL Capital (see Note 13). Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of the Founding Companies and the Acquired Businesses.

4. PROPERTY, PLANT AND EQUIPMENT:

                                              ESTIMATED           DECEMBER 31
                                             USEFUL LIVES   -----------------------
                                               (YEARS)         1998         1997
                                             ------------   ----------   ----------
Building and improvements.................       8-40       $1,410,000   $1,223,000
Machinery and equipment...................        3-5        6,114,000    2,368,000
Furniture and office equipment............          5          564,000      533,000
Transportation equipment..................          5          489,000      351,000
                                                            ----------   ----------
                                                             8,577,000    4,475,000
Less- Accumulated depreciation and
  amortization............................                  (1,541,000)     (94,000)
                                                            ----------   ----------
                                                            $7,036,000   $4,381,000
                                                            ----------   ----------
                                                            ----------   ----------

     As of December 31, 1998 and 1997, the Company had $200,000 and $264,000 in equipment, net of accumulated amortization, financed under capital leases, respectively. See Note 5 regarding long-lived assets impairment evaluation.

5. INTANGIBLE ASSETS:

                                                               DECEMBER 31,
                                                       ----------------------------
                                                          1998             1997
                                                       -----------      -----------
Goodwill.........................................      $47,269,000      $32,288,000
Developed technology.............................          820,000          820,000
                                                       -----------      -----------
                                                        48,089,000       33,108,000
Less- Accumulated amortization...................       (1,482,000)        (112,000)
                                                       -----------      -----------
                                                       $46,607,000      $32,996,000
                                                       -----------      -----------
                                                       -----------      -----------

     Goodwill is amortized over principally 30 years and developed technology is amortized over 7 years. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the intangibles assets should be revised or that the remaining balance of such assets may not be recoverable. When the Company concludes it is necessary to evaluate its long-lived assets, including intangibles, for impairment, the Company will use an estimate of the related undiscounted cash flow as the basis to determine whether impairment has occurred. If such a determination indicates an impairment loss has occurred, the Company will utilize the valuation method which measures fair value based on the best information available under the circumstances.

     In 1998, the Company wrote off $1,644,000 of goodwill related to a business unit sold in December 1998 and $2,585,000 related to two business units sold in January 1999 due to the impairment of the recoverability of the related goodwill based on the proceeds to be received (see Note 15).

                        IMAGEMAX, INC. AND SUBSIDIARIES

     As of December 31, 1998, the Company believes that no revisions of the remaining useful lives or write-downs of intangible assets are required; however, the Company's continuing review of underperforming business units may lead to write-downs in the future.

6. ACCRUED EXPENSES:

                                                               DECEMBER 31
                                                        --------------------------
                                                           1998            1997
                                                        ----------      ----------
Compensation and benefits.........................      $1,096,000      $  957,000
Professional fees.................................         361,000         956,000
Restructuring costs (Note 14).....................       1,145,000              --
Other.............................................       2,646,000       1,419,000
                                                        ----------      ----------
                                                        $5,248,000      $3,332,000
                                                        ----------      ----------
                                                        ----------      ----------

7. LINE OF CREDIT:

     On March 30, 1998, the Company entered into a credit facility with a bank (the "Credit Facility") providing a revolving line of credit of $30 million in borrowings. This agreement was substantially amended in November 1998. Under the original terms of the Credit Facility, the Company could borrow up to $25 million to finance future acquisitions and up to $5 million for working capital purposes. Prior to amendment, borrowings under the facility bore interest at LIBOR or prime plus an applicable margin at the option of the Company. In addition to interest and other customary fees, the Company is obligated to remit a fee ranging from 0.2% to 0.375% per year on unused commitments. The Credit Facility is secured by substantially all of the assets of the Company. The Credit Facility is subject to certain financial covenants which pertain to criteria such as minimum levels of cash flow, ratio of debt to cash flow, and ratio of fixed charges to cash flow. Borrowing under the Credit Facility is contingent upon the Company meeting certain financial ratios and other criteria.

     An amendment to the Credit Facility dated November 16, 1998 amended certain financial covenants for future periods, reduced the amount available under the Credit Facility to the amount ($20.1 million) outstanding on November 6, 1998, changed the maturity date to December 1, 1999 from December 31, 2002, required a $5.0 million principal repayment or commitments therefor by December 31, 1998, required all borrowings to bear a rate of prime plus an applicable margin and changed other provisions.

     As of December 31, 1998, the Company was in default of certain financial and other covenants under the amended Credit Facility, including cash flow ratios and the requirement for a $5.0 million principal repayment or commitments therefor. Accordingly, all of the Company's indebtedness under the Credit Facility is classified as short-term debt. The Company is in ongoing discussions with its lenders and other parties concerning a restructuring of its financing (see Note 1).

     In connection with the Credit Facility, the Company incurred $904,000 of lending and other customary fees of which $100,000 are accrued for at December 31, 1998. These costs were initially capitalized and amortized to interest expense over the original term of the Credit Facility. At December 31, 1998, the remaining unamortized costs of $803,000 were written off and included in interest expense.

                        IMAGEMAX, INC. AND SUBSIDIARIES

8. LONG-TERM DEBT:

                                                       DECEMBER 31,
                                                   -------------------
                                                     1998       1997
                                                   --------   --------
Obligations under capital leases................   $242,000   $346,000
Notes payable...................................    154,000    247,000
                                                   --------   --------
                                                    396,000    593,000
Less- Current portion...........................   (139,000)  (251,000)
                                                   --------   --------
                                                   $257,000   $342,000
                                                   --------   --------
                                                   --------   --------

     In connection with the acquisition of the Founding Companies (see Note 3), the Company assumed approximately $4.9 million of notes payable, capital lease obligations and other indebtedness. Of this amount, $4.3 million was repaid with the net proceeds of the Offering. Debt assumed in connection with the acquisition of the Acquired Businesses was not significant. Interest rates on the outstanding obligations under capital leases range from 7.0% to 19.2% and the weighted average interest rate on these obligations approximates 15.0% as of December 31, 1998. Interest rates on the notes payable outstanding balances range from 7.8% to 27.4% and the weighted average interest rate on these balances approximates 10.0% as of December 31, 1998.

     As of December 31, 1998, future scheduled principal payments on the Company's notes payable and capital lease obligations are as follows:

1999..............................................  $139,000
2000..............................................   120,000
2001..............................................    82,000
2002..............................................    50,000
2003..............................................     5,000
                                                    --------
                                                    $396,000
                                                    ========

9. INCOME TAXES:

     At December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $3.6 million. The net operating loss carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses for financial and income tax reporting purposes, as well as, the nondeductibility of the special compensation and acquired research and development charges, loss on the sale of business units and goodwill amortization.

                        IMAGEMAX, INC. AND SUBSIDIARIES

     The components of income taxes are as follows:

                                                             YEAR ENDED
                                                             DECEMBER 31
                                                      -------------------------
                                                         1998            1997
                                                      ----------       --------
Current:
  Federal...........................................  $       --       $     --
  State.............................................          --             --
                                                      ----------       --------
                                                              --             --
                                                      ----------       --------

Deferred:
  Federal...........................................  (1,455,000)      (424,000)
  State.............................................    (398,000)      (130,000)
                                                      ----------       --------
                                                      (1,853,000)      (554,000)
                                                      ----------       --------
Valuation allowance.................................   1,853,000        554,000
                                                      ----------       --------
                                                      $       --             --
                                                      ----------       --------

     The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                             YEAR ENDED
                                                             DECEMBER 31
                                                      -------------------------
                                                         1998            1997
                                                      ----------       --------
Income tax rate.....................................       (34.0)%        (34.0)%
State income taxes, net of federal tax benefit......        (5.6)          (5.8)
Nondeductible special compensation and acquired
  in-process research and development charge........          --           32.0
Nondeductible loss on sale of business units........        12.0             --
Other nondeductible items...........................         1.8             --
Nondeductible goodwill amortization.................         3.8            0.5
Valuation reserve...................................        22.0            7.3
                                                      ----------       --------
                                                              --%            --%
                                                      ==========       ========

The tax effect of temporary differences as established in accordance with SFAS No. 109 that give rise to deferred taxes are as follows:

                                                             DECEMBER 31
                                                      -------------------------
                                                         1998            1997
                                                      ----------       --------
Gross deferred tax assets:
  Accruals and reserves not currently deductible....  $1,217,000       $446,000
  Net operating loss carryforwards..................   1,605,000        268,000
  Other.............................................     420,000             --
  Valuation allowance...............................  (2,407,000)      (554,000)
                                                      ----------       --------
                                                      $  835,000       $160,000
                                                      ==========       ========
Gross deferred tax liabilities:
  Depreciation......................................  $  356,000       $ 59,000
  Goodwill amortization.............................     378,000             --
                                                      ----------       --------
                                                      $  734,000       $ 59,000
                                                      ==========       ========

                        IMAGEMAX, INC. AND SUBSIDIARIES

     At December 31, 1998, a valuation allowance was established for the Company's tax benefit based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in SFAS No. 109.

10. SHAREHOLDERS' EQUITY:

     In November 1996, ImageMax issued 423,077 shares of Common stock to its founding shareholders for $5,000. In November 1996, ImageMax sold 126,924 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock") and 126,923 shares of Common stock to certain of its founders and a director of ImageMax, for $75,000. Each share of Series A Preferred Stock is convertible into one share of Common stock.

     In April 1997, ImageMax sold 88,847 shares of Series A Preferred Stock to certain of its founders and two additional accredited investors for $100,000.

     In June 1997, ImageMax sold 97,308 shares of Common stock to certain of its founders and two of its executive officers for $230,000. The related stock subscription receivables were paid in full in July 1997.

     In September 1997, ImageMax sold 227,719 shares of Series A Preferred Stock and 63,462 shares of Common stock for total consideration for $1,082,000 and $300,000, respectively, to certain of its founders and other accredited investors.

     In December 1997, ImageMax sold 3,100,000 shares of Common stock in the Offering and issued 1,283,177 shares of Common stock in partial consideration for the acquisition of the Founding Companies (see Note 3). In connection with the Offering, all of the Series A Preferred Stock outstanding as of the date of the Offering was converted into 443,489 shares Common stock.

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

     During 1998, the Company issued 930,484 shares of Common stock in partial consideration for the acquisition of the Acquired Businesses (see Note 3).

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

                        IMAGEMAX, INC. AND SUBSIDIARIES

Options granted under the Incentive Plan are granted at fair market value at the date of grant, generally vest in equal installments over three years, and expire 10 years after the date of grant.

                                                              OPTIONS OUTSTANDING
                                                     --------------------------------------
                                         AVAILABLE                  PRICE        AGGREGATE
                                         FOR GRANT    SHARES      PER SHARE        PRICE
                                         ---------   ---------   ------------   -----------
Balance, December 31, 1996.............         --          --   $    --        $        --
  Authorized...........................    600,000          --        --                 --
  Granted..............................   (367,500)    367,500      12.00         4,410,000
                                         ---------   ---------                  -----------
Balance, December 31, 1997.............    232,500     367,500      12.00         4,410,000
  Granted..............................   (359,000)    359,000   2.19 - 12.00     1,419,375
  Cancelled............................    247,500    (247,500)     12.00        (2,970,000)
                                         ---------   ---------                  -----------
Balance, December 31, 1998.............    121,000     479,000   2.19 - 12.00   $ 2,859,375
                                         =========   =========                  ===========

     As of December 31, 1998, options to purchase 40,000 shares were exercisable at $12.00 per share with an aggregate exercise price of $480,000.

     For purposes of the SFAS No. 123 disclosure requirements, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model using the following assumptions: weighted average risk free interest rate of 4.4% and 6.0%, in 1998 and 1997, respectively, an expected life of 5 and 7 years in 1998 and 1997, respectively, expected dividend yield of zero, and an expected volatility of 40%.

     The weighted average fair value of options granted during 1998 and 1997 is estimated at $1.12 and $6.35, respectively. The Company's net loss would have been increased and the following pro forma results would have been reported had compensation cost been recorded for the fair value of the options granted:

                                                             YEAR ENDED
                                                             DECEMBER 31
                                                    -----------------------------
                                                       1998              1997
                                                    -----------       -----------
Net loss, as reported.............................  $(8,431,000)      $(7,539,000)
Pro forma net loss................................  $(8,829,000)      $(7,588,000)
Basic and diluted loss per share, as reported.....  $     (1.40)      $     (8.13)
Pro forma basic and diluted loss per share........  $     (1.46)      $     (8.18)

EMPLOYEE STOCK PURCHASE PLAN

     The Company provides for an Employee Stock Purchase Plan (the "Purchase Plan") that allows all full-time employees of the Company, other than 5% shareholders, temporary employees, and employees having less than six months of service with the Company, to purchase shares of the Company's Common stock at a discount from the prevailing market price at the time of purchase. The purchase price of such shares is equal to 90% of the lower of the fair value of the share on the first and last days of the quarterly period. Such shares are issued by the Company from its authorized and unissued Common stock. A maximum of 250,000 shares of the Company's Common stock will be available for purchase under the plan. The Purchase Plan will be administered by the Board of Directors, which may delegate responsibility to a committee of the Board. The Board of Directors may amend or terminate the Purchase Plan at their discretion. The Purchase Plan is intended to comply with the requirements of Section 423 of the Internal Revenue Code.

                        IMAGEMAX, INC. AND SUBSIDIARIES

     For the year ended December 31, 1998, employees purchased 30,566 shares under the Purchase Plan of which 11,819 shares were issued in 1998.

12. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

     The Company leases operating facilities, office equipment and vehicles under non-cancelable leases. Rent expense under operating leases for the years ended December 31, 1998 and 1997 was $2,706,000 and $119,000, respectively. The Company incurred no rent expense for the period from inception (November 12, 1996) to December 31, 1996. Future minimum lease payments under noncancelable operating leases as of December 31, 1998 are as follows:

1999............................................  $1,858,000
2000............................................   1,463,000
2001............................................   1,181,000
2002............................................     858,000
2003............................................     366,000
2004 and thereafter.............................   1,121,000
                                                  ----------
                                                  $6,847,000
                                                  ==========

     The Company leases operating facilities at prices which, in the opinion of management, approximate market rates from entities which are owned by certain shareholders and directors of the Company. Rent expense on these leases was $582,000 and $64,000 for the years ended December 31, 1998 and 1997, respectively.

EMPLOYMENT AND CONSULTING AGREEMENTS

     The Company has entered into employment agreements with its Acting Chief Executive Officer, Chief Financial Officer and Corporate Controller, that provide for minimum annual compensation. In addition, the Company entered into employment or consulting agreements with several management members of the businesses acquired by the Company that provide for minimum annual compensation. Future minimum compensation commitments under these agreements as of December 31, 1998 are as follows:

1999............................................  $2,262,000
2000............................................   2,195,000
2001............................................     458,000
2002............................................     125,000
2003............................................     125,000
                                                  ----------
                                                  $5,165,000
                                                  ==========

SEPARATION AGREEMENTS

     During 1998, the Company and three of its former executive officers entered into separation agreements upon termination of their employment with the Company. The separation agreements provided $781,000 of compensation and benefits, which has been charged to the statement of operations for the year ended December 31, 1998 as restructuring costs (see Note 14).

                        IMAGEMAX, INC. AND SUBSIDIARIES

     In connection with the separation agreements and existing employment and consulting agreements, should a change of control, as defined, occur within certain specified periods, these agreements provide, among other things, that the Company make payments of up to $1,253,000. The periods specified expire at various dates through December 31, 2000. Should a change of control occur beyond this date, the Company is not obligated to make any payments under these agreements.

OTHER MATTERS

     The Company is party to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

     The Company occasionally enters into agreements with its suppliers in the normal course of business that require the Company to purchase minimum amounts of inventory in future years in order to obtain favorable pricing. These commitments at December 31, 1998 are not considered material.

13. RELATED-PARTY MANAGEMENT CONTRACT:

     In November 1996, the Company entered into a management contract with GBL Capital Corp. ("GBL"), an entity whose shareholders were also shareholders of ImageMax. One GBL shareholder is the former Chief Executive Officer and another is the current Chief Executive Officer of the Company. GBL was engaged to manage the daily business operations of ImageMax. ImageMax paid GBL $5,000 upon entering into the agreement and was required to pay monthly fees ranging from $10,000 to $25,000. The monthly fee payments were terminated on July 31, 1997 when the two officers of ImageMax began to be paid directly by ImageMax. GBL services were ceased at that date. Upon the closing of the Offering, the Company paid GBL a fee of $500,000 in accordance with the terms of the management contract. Such fees were, in effect, compensation to the officers of the Company. The $500,000 was charged to the statement of operations for the year ended December 31, 1997 as general and administrative expense upon the consummation of the Offering.

14. RESTRUCTURING COSTS:

     For the year ended December 31, 1998, the Company recorded restructuring costs of $1,387,000, primarily for severance payments related to headcount reductions at the corporate office and a business unit and facility costs associated with business unit consolidations.

15. LOSS ON SALE OF BUSINESS UNITS:

     For the year ended December 31, 1998, the Company recorded a loss on sale of business units of $4,995,000, related to the sales in December 1998 and January 1999 of facilities in Charlotte, NC, Cayce, SC and Cleveland, TN. The loss represents the difference between the net proceeds from the transactions and the net asset value of these locations, including $4,229,000 of goodwill (see Note 5). For the year ended December 31, 1998, these business units accounted for $6,496,000 and $660,000 of the Company's consolidated revenues and operating loss, respectively.

16. RECENT DEVELOPMENT:

     On March 12, 1999, the Company and Pierce Leahy Corp. ("Pierce Leahy"), an international data storage and management services company, signed a letter of intent to form a strategic partnership. Under terms of the proposed agreement, Pierce Leahy will purchase 3,144,000 shares of a

                        IMAGEMAX, INC. AND SUBSIDIARIES
new series of the Company's preferred stock at $2.50 per share (for an aggregate purchase price of $7.9 million). Each share of preferred stock is convertible into one share of Common stock and carries no dividend or liquidation preference. Pierce Leahy will also receive two warrants that may be exercised over the next four and five years to purchase an additional 1,719,000 and 1,861,000 shares of preferred stock at $4.00 and $5.00 per share, respectively. Pierce Leahy will have the right to elect a majority of the Company's Board of Directors, subject to certain conditions. Certain transactions between the companies would require approval by a two-thirds majority of the Board or a majority of Board members not designated by Pierce Leahy. In the event that the Company contemplates entering into any transaction involving a merger, consolidation, other business combination or similar transaction, or the sale, disposal or exchange of all or a substantial portion of the assets or capital stock of the Company, Pierce Leahy will have a right of first refusal to enter into substantially the same transaction; such right will last for so long as Pierce Leahy has the right to designate any of the Company's Board of Directors.

     The consummation of the strategic partnership is subject to due diligence, the negotiation of a definitive purchase agreement, regulatory approval, approval of the Board of Directors of both companies and consents of lenders of both companies and other customary conditions. Although the companies are seeking to complete the agreement by April 30, 1999, there can be no assurance as to when such agreement will be completed or whether such agreement will be completed at all. The Company has agreed not to initiate or solicit alternative transactions before April 15, 1999. The Company has agreed to reimburse Pierce Leahy for its expenses in connection with the proposed transaction if a definitive agreement is not executed under certain circumstances.

                        IMAGEMAX, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                      BALANCE,
                                    BEGINNING OF   CHARGED TO    RESERVE OF                  BALANCE,
           DESCRIPTION                  YEAR        EXPENSE     ACQUISITIONS   DEDUCTIONS   END OF YEAR
           -----------              ------------   ----------   ------------   ----------   -----------
Allowance for doubtful accounts:
  1998...........................     $375,000      $185,000      $150,000     $(110,000)    $600,000
  1997...........................     $     --            --       375,000            --     $375,000

                                             BALANCE,
                                           BEGINNING OF   CHARGED TO                 BALANCE,
              DESCRIPTION                      YEAR        EXPENSE     DEDUCTIONS   END OF YEAR
              -----------                  ------------   ----------   ----------   -----------
Restructuring accruals:
  1998..................................        $--       $1,387,000   $(242,000)   $1,145,000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IMAGEMAX, INC.

Dated: March 31, 1999                     By: /s/ ANDREW R. BACAS
                                              ------------------------------
                                          Andrew R. Bacas
                                          Acting Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

           SIGNATURES                           TITLE                        DATE
           ----------                           -----                        ----
/S/ ANDREW R. BACAS                Acting Chief Executive Officer        March 31, 1999
-----------------------------      (Principal Executive Officer)
Andrew R. Bacas

/s/ JAMES D. BROWN                 Senior Vice President-Finance,        March 31, 1999
-----------------------------      Chief Financial Officer, Assistant
James D. Brown                     Secretary and Assistant Treasurer
                                   (Principal Financial and
                                   Accounting Officer)

/s/ LEWIS E. HATCH, JR.            Chairman of the Board of              March 31, 1999
-----------------------------      Directors
Lewis E. Hatch, Jr.

/s/ LENNOX K. BLACK                Director                              March 31, 1999
-----------------------------
Lennox K. Black

/s/ DAVID C. CARNEY                Director                              March 31, 1999
-----------------------------
David C. Carney

/s/ BRUCE M. GILLIS                Director                              March 31, 1999
-----------------------------
Bruce M. Gillis

/s/ STEVEN N. KAPLAN               Director                              March 31, 1999
-----------------------------
Steven N. Kaplan

/s/ REX LAMB                       Director                              March 31, 1999
-----------------------------
Rex Lamb

/s/ JOHN E. SEMASKO                Director                              March 31, 1999
-----------------------------
John E. Semasko

/s/ MITCHELL J. TAUBE              Director                              March 31, 1999
-----------------------------
Mitchell J. Taube