Form 10-K405/A
period 1998-12-31
IMAGEMAX INC
filed 1999-04-30
CIK 1046032

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)

    [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ to _________


                         Commission File Number 0-23077
                                                -------

                                 IMAGEMAX, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               Pennsylvania                              23-2865585
      -------------------------------                 -------------------
      (State or other jurisdiction of                  (I.R.S. employer
       incorporation or organization)                 identification no.)


                        1100 E. Hector Street, Suite 396
                           Conshohocken, Pennsylvania                19428
                     ---------------------------------------       ----------
                     (Address of principal executive offices       (Zip Code)


       Registrant's telephone number, including area code: (610) 832-2111
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:


                      Common Stock, no par value per share
                      ------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $7,899,782 as of April 13, 1999.

     On April 13, 1999 the Registrant had outstanding 6,591,065 shares of Common Stock, no par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

     In accordance with instruction G(3) to Form 10-K, the Registrant is amending its Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999 to provide information required under Part III thereof.


                                       TABLE OF CONTENTS
Item                                                                                     Page
----                                                                                     ----
PART III................................................................................  1
     Item 10.   Directors and Executive Officers of Registrant .........................  1
     Item 11.   Executive Compensation .................................................  4
     Item 12.   Security Ownership of Certain Beneficial Owners and Management.......... 10
     Item 13.   Certain Relationships and Related Transactions ......................... 12
PART IV.
     Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ........ 13

                                    PART III.


Item 10. Directors and Executive Officers of Registrant

     The Board of Directors is divided into three classes of directors with each director serving a three-year term. Information regarding the Company's executive officers and certain key employees who are not directors is set forth in Item 4(a) of the Company's Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.

     The following table sets forth the name, age, period of service and principal occupation of each director.


NAME                     AGE    SINCE     PRINCIPAL OCCUPATION
----                     ---    -----     --------------------
Lewis E. Hatch, Jr.       72     1997     Chairman of the Board of Directors(2)(4)

Andrew R. Bacas+          40     1996     Acting Chief Executive Officer, Vice Chairman of the
                                          Board of Directors and Secretary(2)

Lennox K. Black           68     1997     Director(3)(5)

David C. Carney           61     1997     Director(1)(4)

Bruce M. Gillis*          42     1996     Director

Steven N. Kaplan          38     1997     Director(3)(5)

Rex Lamb                  40     1997     Business Unit Manager, Group Leader and Director(3)

John E. Semasko           53     1997     Business Unit Manager, Group Leader and Director(2)(4)

Mitchell J. Taube         42     N/A      Business Unit Manager, Group Leader and Director(1)

----------
(1) Class I director to serve until the 2001 annual meeting of the Company's shareholders.

(2) Class II director to serve until the 1999 annual meeting of the Company's shareholders.

(3) Class III director to serve until the 2000 annual meeting of the Company's shareholders.

(4)  Member of the Audit Committee.

(5)  Member of the Compensation Committee.

+ A description of Mr. Bacas's background and biological information is set forth in Item 4(a) of the Company's Annual Report on Form 10-K previously filed with the Securities and Exchange Commission.

*    Mr. Gillis resigned as a director of the Company effective April 12, 1999.

     LEWIS E. HATCH, JR. became a director of the Company in December 1997 and has served as Chairman of the Board of Directors since September 1998. Mr. Hatch is the retired former Chairman and Chief Operating Officer of Rusch International, an international medical device manufacturer. Mr. Hatch is a director of Teleflex Incorporated and Park-Ohio Industries, Inc. Mr. Hatch has an undergraduate degree from Ursinus College.

     LENNOX K. BLACK became a director of the Company in December 1997. Mr. Black has been the Chairman of Teleflex Incorporated, a diversified manufacturer of automotive, marine, industrial, aerospace and medical products, since 1982 and served as its Chief Executive Officer from 1982 to 1995. Mr. Black currently serves as a director of Quaker Chemical Corporation, Pep Boys and the Penn Virginia Corporation. Mr. Black has an undergraduate degree in Economics from McGill University.

     DAVID C. CARNEY became a director of the Company in December 1997. Mr. Carney has been an Executive Vice President of Jefferson Health System, a health care organization, since 1996. From 1991 to 1995, Mr. Carney served as the Chief Financial Officer of CoreStates Financial Corporation. Mr. Carney currently serves as a director of CMAC Investment Corporation, AAA Mid-Atlantic & Keystone Insurance Companies and the World Affairs Council. Mr. Carney has an undergraduate degree from Temple University and is a graduate of the Advanced Management Program at the Harvard Business School.

     BRUCE M. GILLIS is a founder of the Company and served as Chief Executive Officer and Chairman of the Board of Directors from its inception in November 1996 until his resignation as Chief Executive Officer and Chairman in September 1998. Mr. Gillis remained a member of the Board of Directors until his resignation therefrom in April, 1999.

     STEVEN N. KAPLAN became a director of the Company in December 1997. Mr. Kaplan is the Leon Carroll Marshall Professor of Finance at the University of Chicago Graduate School of Business. Dr. Kaplan joined the faculty of the University of Chicago originally in 1988 as an Assistant Professor. Previously, Dr. Kaplan was an associate at Booz Allen Hamilton, Inc. and an analyst with Kidder Peabody and Company. Dr. Kaplan holds an A.B. degree in Applied Mathematics, an A.M. and Ph.D. in Business Economics from Harvard University.

     REX LAMB has managed the Company's Lincoln, Nebraska business unit and has served as a director of the Company since December 1997. Mr. Lamb founded DocuTech, Inc., a document management services company, in 1991 and served as its President from inception until its acquisition by the Company in December 1997. Mr. Lamb co-founded DocuTech Data Systems, Inc., a provider of open-architecture document-scanning software products, in 1994 and served as its President since inception until its acquisition by the Company in December 1997. Mr. Lamb is the Group Leader for the Lincoln, NE, Syracuse, NY and Minnetonka, MN business units. Mr. Lamb has an undergraduate degree in Education from the University of Nebraska.

     JOHN E. SEMASKO has been a director of the Company since December 1997. Mr. Semasko acquired Oregon Mico-Imaging, Inc., a document management services company, in 1975 and served as its President from its inception until its acquisition by the Company in December 1997. Mr. Semasko is the Group Leader for the Eugene, OR, Hayward, CA and Tempe, AZ business units. Mr. Semasko has an undergraduate degree in Forestry from Rutgers University.

     MITCHELL J. TAUBE has managed the Company's Millwood, New York business unit since December 1997 and has served as a director of the Company since June 1998. Mr. Taube is a director of Briarcliff Manor Education Foundation and currently serves on the Service Company Executive Committee of the Association for Information and Image Management International. Mr. Taube is the Group Leader for the Millwood, NY and Philadelphia, PA business units. Mr. Taube has an undergraduate degree and an MBA from Hofstra University.

     During 1998, there was no incumbent who, during the last full fiscal year, attended in person or by phone fewer than 75% of the meetings of the Board of Directors.

Committees of the Board

     The Board of Directors established its Compensation Committee and Audit Committee in 1998.

     The Compensation Committee of the Board of Directors, subject to the approval of the Board of Directors, determines the compensation of the Company's executive officers and oversees the administration of executive compensation programs. The Compensation Committee is composed of two independent, nonemployee directors.

     The Audit Committee recommends outside accountants, reviews the results and scope of the annual audit, the services provided by the Company's independent auditors and the recommendations of the auditors with respect to the Company's accounting systems and controls. The Audit Committee is composed of one employee director and two independent, nonemployee directors. Representatives of the Company's independent auditing firm, Arthur Andersen LLP, met with the two independent director members of the Audit Committee on March 16, 1999 and reviewed their examination of the Company's financial statements for the year ended December 31, 1998.

Compensation of Directors

     Directors are reimbursed for travel expenses incurred for each board and committee meeting attended in person. Pursuant to the Company's 1997 Incentive Stock Option Plan (the "1997 Incentive Plan"), nonqualified stock options (options that are not incentive stock options) for 60,000 shares of Common Stock were granted in 1998 to nonemployee directors (representing 20,000 to Mr. Hatch and 10,000 each to Messrs. Black, Carney, Gillis and Kaplan) at an exercise price of $2.375 per share. These options vest in equal annual installments over three years, but become fully exercisable in the event of a change of control, as defined in the 1997 Incentive Plan. In April 1999, 10,000 of these options were cancelled as a result of Mr. Gillis' resignation from the Board of Directors.

     In 1998, a total of 60,000 options granted to nonemployee directors (representing 20,000 each to Messrs. Black, Carney and Kaplan) in 1997 (at an exercise price of $12.00 per share) were cancelled.

Item 11. Executive Compensation

     The following Summary Compensation Table summarizes the compensation of the Chief Executive Officer and the four other executive officers of the Company for 1998 (the "Named Executive Officers").


                                                           Summary Compensation Table
----------------------------------------------------------------------------------------------------------------------------------
                                   Annual Compensation                                           Long Term Compensation
                            ----------------------------------------------      ---------------------------------------------------
                                                                                         Awards                      Payouts
                                                                   Other        --------------------------     --------------------
                                                                   Annual       Restricted      Securities       LTIP     All other
Name and Principal                                                 Compen-        Stock         Underlying     Payouts     Compen-
Position                     Year         Salary       Bonus       sation        Award(s)       Options(#)       ($)       sation
------------------           ----         ------       -----       ------        --------       ----------      -----      ------
Bruce M. Gillis             1998(1)      $143,846       --       $  721(2)         --                --           --          --
Former Chairman             1997(3)        83,333                   --             --           100,000           --          --
and Chief Executive
Officer

S. David Model              1998(4)      $128,077       --        1,010(2)         --                --           --          --
Former President            1997(5)        56,250       --           --            --                --           --          --
and Chief Operating
Officer

Andrew R. Bacas(6)          1998         $119,077       --          788(2)         --            30,000           --          --
Acting Chief                1997(3)        54,167       --           --            --                --           --          --
Executive Officer

James D. Brown(7)           1998         $126,000       --           --            --                --           --          --
Former Senior Vice          1997(5)        48,750       --           --            --                --           --          --
President and
Chief Financial Officer

Richard D. Moseley          1998(8)       $58,917       --           --            --                --           --          --
Former Chief                1997               --       --           --            --                --           --          --
Information Officer

----------
(1) For the period January 1, 1998 to September 18, 1998. Mr. Gillis resigned from his employment with the Company as of September 18, 1998.

(2) Represents contributions to the Company's 401(k) plan made by the Company on behalf of such person.

(3)  For the period August 18, 1997 to December 31, 1997.

(4) For the period January 1, 1998 to November 9, 1998. Mr. Model resigned from his employment with the Company as of November 9, 1998.

(5)  For the period August 1, 1997 to December 31, 1997.

(6) As of September 19, 1999, Mr. Bacas was appointed to the position of Acting Chief Executive Officer. Previous to that date, Mr. Bacas held the position of Senior Vice President-Corporate Development.

(7) Mr. Brown entered into a separation agreement with the Company pursuant to which he resigned from his employment with the Company effective as of April 30, 1999. The Company has appointed Mark P. Glassman to the position of Chief Financial Officer of the Company, effective as of May 1, 1999.

(8) For the period April 15, 1998 to September 28, 1998. Mr. Moseley resigned from his employment with the Company as of September 28, 1998.

Stock Option Grants

     Pursuant to the 1997 Incentive Plan, nonqualified stock options for 80,000 shares of Common Stock were granted in 1998 to the Named Executive Officers. These grants vest in equal annual installments over three years, but become fully exercisable in the event of a change in control, as defined in the 1997 Incentive Plan. The table below shows option grants in 1998 to the Named Executive Officers.


                                         Options Granted in the Last Fiscal Year

                                                                                           Potential Realizable Value at
                         Number of      % of Total                                            Assumed Annual Rates of
                        Securities       Options                                           Stock Price Appreciation for
Name                    Underlying      Granted to       Exercise                            Option Term (5 years)(1)
----                      Options      Employees in       Price          Expiration        -----------------------------
                          Granted       Fiscal Year     ($/share)           Date                5%                10%
                        ----------     ------------     ---------        ----------          --------           --------
Bruce M. Gillis               --            0.00%        $    --             N/A             $     --          $     --

S. David Model                --            0.00%             --             N/A                   --                --

Andrew R. Bacas           30,000            9.12%          2.375         10/01/2003            19,685            43,499

James D. Brown                --            0.00%             --             N/A                   --                --

Richard D. Moseley        50,000           15.20%         12.00          12/08/2002           165,769           366,306

----------
(1) "Potential Realizable Value" of each grant is calculated assuming that the market price of the underlying security appreciates at annualized rates of 5% and 10% over the five-year term of the option. The result of these calculations are based on rates set forth by the Securities and Exchange Commission and are not necessarily intended to forecast possible future appreciation of the price of the Company's Common Stock.

     In 1998, a total of 187,500 options granted to the Named Executive Officers in 1997 (at an exercise price of $12.00) were cancelled.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

     The table below shows option exercises by the Named Executive Officers in 1998 and year-end amounts of shares of Common Stock underlying outstanding options.


                                                                     Number of Securities       Value of Unexercised
                                                                    Underlying Unexercised      In-the-Money Options
                                                                    Options at FY-End (#)         at FY-End ($)(1)
                            Shares Acquired          Value               Exercisable/               Exercisable/
Name                        on Exercise (#)      Realized ($)           Unexercisable              Unexercisable
----                        ---------------      ------------       ----------------------      --------------------
Bruce M. Gillis                    --                 --                 100,000/-0-                    $ --

S. David Model                     --                 --                     --                           --

Andrew R. Bacas                    --                 --                  -0-/30,000                      --

James D. Brown                     --                 --                     --                           --

Richard D. Moseley                 --                 --                16,667/33,333                     --

----------
(1) Based on the closing price of $2.00 on the Nasdaq National Market on December 31, 1998.

     Options granted to Mr. Gillis in 1997 and to Mr. Moseley in April 1998 were at an exercise price equal to the Company's initial public offering price of $12.00. Options granted to Mr. Gillis became fully exercisable in September 1998 under the terms of his separation agreement. One-third of the options granted to Mr. Moseley became exercisable in December 1998. Options granted to Mr. Bacas first become exercisable on October 1, 1999. Based on a closing price of $2.00 on the Nasdaq National Market on December 31, 1998, there is no value ascribed to the exercisable or unexercisable options at that date.

Employment Agreements

     The Company entered into employment agreements with Messrs. Gillis, Model, Bacas and Brown in August 1997 and with Mr. Moseley in April 1998. The employment agreement for Mr. Bacas expires on December 31, 2000. The employment agreements for Messrs. Gillis, Model and Moseley terminated pursuant to their separation agreements as described below. In addition, Mr. Brown's employment agreement terminated effective as of April 30, 1999 pursuant to the terms of his separation agreement also described below.

     The Company entered into separation agreements with Messrs. Gillis and Moseley, separately, in September 1998 and with Mr. Model in November 1998. Under these agreements, Mr. Gillis resigned as Chairman and Chief Executive Officer, Mr. Moseley resigned as Chief Information Officer and Mr. Model resigned as President and Chief Operating Officer. Mr. Gillis remained a member of the Board of Directors until his resignation therefrom on April 12, 1999. In connection with Mr. Gillis' resignation as the Company's Chief Executive Officer, the Company's Board of Directors appointed Andrew R. Bacas as its Vice Chairman and Acting Chief Executive Officer and elected Lewis E. Hatch, Jr. as its Chairman. In addition, in April 1999, the Company entered into a separation agreement with Mr. Brown, whereby Mr. Brown resigned from his position as Senior Vice President - Finance and Chief Financial Officer, effective as of April 30, 1999.

     Under the terms of the separation agreements, the Company is obligated to make severance payments to each party as follows: Mr. Brown, $130,000 over 12 months in equal bi-weekly installments from May 1999 to

April 2000; Mr. Gillis, $300,000 over 12 months in three equal installments in September 1998, March 1999 and September 1999; Mr. Model, $225,000 over 18 months in equal bi-weekly installments from November 1998 to May 2000; and Mr. Moseley, $130,000 over 12 months, of which $65,000 was paid in 1998, with the remaining $65,000 to be paid over six months in equal monthly installments from March 1999 to September 1999. The separation agreements also provide, among other things, that certain expenses be paid by the Company, including relocation expenses of up to $35,000 and outplacement services of up to $15,000 for Mr. Moseley.

     Mr. Bacas serves as the Company's Acting Chief Executive Officer and previously served as its Senior Vice President Corporate Development, each position at a base annual salary of $130,000. Until April 30, 1999, Mr. Brown served as Senior Vice President - Chief Financial Officer at a base annual salary of $130,000. At the discretion of the Board of Directors, the base annual salary of Mr. Bacas is subject to increases periodically, and Mr. Bacas may receive an annual bonus. Each of the employment agreements provides for customary benefits including life, health and disability insurance, 401(k) plan participation and a car allowance. Each of the employment agreements further provides that if the employee is terminated without cause, he is entitled to severance pay of between six months' and one year's base salary and benefits. In the event the employee is terminated in connection with a change of control (as defined therein), he is entitled to receive 18 months' base salary and benefits.

     In connection with the separation agreements and employment agreements, should a change in control, as defined, occur within certain specified periods, these agreements provide, among other things, that the Company make aggregate payments to the executive officers of up to $1,110,000. The periods specified expire at various dates through December 31, 2000. Should a change of control occur beyond this date, the Company is not obligated to make any payments under these agreements.

                          COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Board of Directors (the "Compensation Committee"), subject to the approval of the Board of Directors, determines the compensation of the Company's executive officers and oversees the administration of executive compensation programs. The Compensation Committee is composed of two independent, nonemployee directors.

Executive Compensation Policies and Programs

     The Company's executive compensation programs are designed to attract and retain highly qualified executives and to motivate them to maximize shareholder returns by achieving aggressive goals. The programs link each executive's compensation directly to performance. A significant portion of each executive's compensation is dependent upon the appreciation of the Common Stock and meeting financial goals and other individual performance objectives.

     There are three basic components to this "pay for performance" system: base pay; annual incentive bonus; and long-term, equity-based incentive compensation (primarily stock and/or stock options). Each component is evaluated in the context of competitive conditions. In determining competitive compensation levels, the Company considers information from several sources, including compensation for comparably sized companies and companies in a similar stage of development. Since the Company's market for executive talent extends beyond the document management industry, the Compensation Committee considers data for companies in other industries.

     Base pay. Base pay is designed to be competitive within 20% above or below median salary levels at other similarly situated companies for equivalent positions. The executive's actual salary, relative to this competitive framework, varies based on individual performance and the executive's skills, experience and background.

     Annual incentive bonus. Given the operating performance of the Company, no incentive bonuses were paid in 1998. For 1999, award levels, like the base salary levels, will be set with reference to competitive conditions and are intended to motivate the Company's executives by providing substantial bonus payments for the achievement of aggressive goals. The actual amounts paid will be determined by performance based on two factors:

the Company's financial performance, measured against objectives established for net income, cash flow, productivity increases, revenue growth and shareholder returns; and the individual executive's performance against other specific management objectives, such as building operational systems and developing organizational capability. Financial and management objectives are given equal weight in determining bonus payments. The types and relative importance of specific financial and other business objectives varied among the Company's executives depending on their positions and the particular operations or functions for which they were responsible.

     Long-term equity-based incentive compensation. The long-term equity-based compensation program is tied directly to shareholder return. The executive is rewarded if the shareholders receive the benefit of appreciation in the price of the Common Stock. To date under the program, long-term incentive compensation consists of stock option grants, which vest over a three-year period. It is anticipated the Company will periodically grant new awards to provide continuing incentives for future performance, without regard to the number of outstanding awards.

     The principal purpose of the long-term incentive compensation program is to encourage the Company's executives to enhance the value of the Company, and hence, the price of the Common Stock and the shareholders' return. This component of the compensation system (through extended vesting) also is designed to create an incentive for the individual to remain with the Company.

     Policy with respect to Internal Revenue Code Section 162(m). In 1993, the Internal Revenue Code of 1986 (the "Code") was amended to add Section 162(m).
Section 162(m) and the regulations thereunder place a limit of $1,000,000 on the amount of compensation that may be deducted by the Company in any year with respect to certain of the Company's most highly compensated officers. Section 162(m) does not, however, disallow a deduction for qualified "performance-based compensation," the material terms of which are disclosed to and approved by shareholders. The Company intends, to the extent practicable, to preserve the deductibility under the Code of compensation paid to its executive officers while maintaining compensation programs to attract and retain highly qualified executives in a competitive environment. Accordingly, compensation paid under the Company's 1997 Incentive Plan is generally deductible, although certain compensation paid to some executives may not be deductible.

Compensation in 1998

     In September 1998, in connection with an evaluation of the Company's operating performance and impending restructuring program, the Compensation Committee reviewed each component of executive compensation and how such compensation would provide incentives to the executive officers of the Company. This review was performed in light of, among other things, Mr. Gillis' resignation as Chief Executive Officer and Mr. Moseley's resignation as Chief Information Officer. The Compensation Committee determined that no base salary changes or bonus awards to executive officers were warranted, but that an equity-based incentive for Mr. Bacas was appropriate in connection with his appointment as Acting Chief Executive Officer. The equity-based incentive was a grant of stock options for 30,000 shares of Common Stock under the 1997 Incentive Plan at an exercise price of $2.375. In connection with this grant, Mr. Bacas voluntarily incurred, with the consent of the Compensation Committee, a base annual salary reduction from $130,000 to $100,000, which remained in effect through December 31, 1998.

Chief Executive Officer

     Prior to his resignation in September 1998, Mr. Gillis served as the Company's Chief Executive Officer since the Company's inception in November 1996. The Company and Mr. Gillis initially entered into an employment agreement in August, 1997, expiring on December 31, 2002, pursuant to which Mr. Gillis received a minimum annual base salary of $200,000 (subject to increases periodically at the discretion of the Board of Directors) and the grant of options, among other things. Prior to the Company's initial public offering and prior to the creation of the Compensation Committee, the Board of Directors granted Mr. Gillis 100,000 stock options that, under the terms of the separation agreement between the Company and Mr. Gillis, fully vested as of the date of the separation agreement. The original grant was made to provide a stock-based incentive to Mr. Gillis for future performance. No other incentive compensation was awarded to Mr. Gillis.

     Mr. Bacas serves as Acting Chief Executive Officer and has served in such capacity since September 1998. The Company and Mr. Bacas entered into an employment agreement in August 1997, expiring on December 31, 2000, pursuant to which Mr. Bacas receives a base salary of $130,000 (subject to increases periodically at the discretion of the Board of Directors) and the grant of options, among other things, originally in his capacity as Senior Vice President
- Corporate Development and presently as Acting Chief Executive Officer. Upon assuming the Acting Chief Executive Officer position, the terms of the employment agreement were not modified. In October 1998, the Board of Directors granted Mr. Bacas 30,000 stock options. The grant was made to provide a stock-based incentive to Mr. Bacas for future performance. No other incentive compensation was awarded to Mr. Bacas.

Members of the Compensation Committee:

Lennox K. Black, Chairman
Steven N. Kaplan


     Set forth below is a line graph comparing the cumulative total shareholder return on the Company's Common Stock, based on the market price of the Common Stock, with cumulative total return (assuming dividend reinvestment) of common stock listed on the NASDAQ Stock Market and common stock issued by companies in a peer group selected by the Company for the period from December 4, 1997 to December 31, 1998. The peer group consists of the following companies: FYI, Inc., IKON Office Solutions, Inc., Lason, Inc., and Vestcom International, Inc. The companies included in the peer group were selected primarily because they were publicly-held companies with a substantial operations in the document management services industry.


[GRAPHIC]

     In the printed version of the document, a line graph appears which depicts the following plot points:

Research Data Group                            Peer Group Total Return Worksheet

Imagemax Inc (IMAG)


                                                                                              12/4/97
                                                                                            % Peer Group
                                                 Weighted Cumulative Total Return            Market Cap
Peer Group Cumulative Total Return     -------------------------------------------------    ------------
(Weighted Average by Market Value)     12/4/97    12/97    3/98    6/98    9/98    12/98      12/31/98
----------------------------------     -------    -----    ----    ----    ----    -----    ------------
Peer Group Weighted Average:             100        91      110      60      39       46         100%
                                                                                                2,147
F Y I Inc                      FYII      100       102      121     126     108      141       14.46%
Ikon Office Solutions Inc      IKN       100        89      110      46      23       27       45.37%
Lason Inc                      LSON      100        92      131     189     177      202       36.38%
Vestcom Intl Inc               VESC      100       110       51      45      45       44        3.79%

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of April 13, 1999 certain information with regard to beneficial ownership (as determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended) of outstanding shares of the Company's Common Stock by (i) each person known by the Company to beneficially own five percent (5%) or more of the outstanding shares of the Company's Common Stock, (ii) each director and Named Executive Officer individually, and (iii) all executive officers and directors of the Company as a group:


                                        Total Number of Shares       Percentage of Class of
Name and Address of                        of Common Stock                Common Stock
Beneficial Owner                        Beneficially Owned(1)        Beneficially Owned(1)
-------------------                     ----------------------       ----------------------
William Blair and Company LLC                731,096(2)                     10.9%
222 West Adams Street
Chicago, IL 60606

Bruce M. Gillis                              395,448(3)                      5.9%
331 Aubrey Road
Wynnewood, PA 19096

Andrew R. Bacas                              227,526(4)                      3.4%
c/o ImageMax, Inc.
1100 E. Hector Street
Conshohocken, PA 19428

Rex Lamb                                     224,188(5)                      3.3%
c/o ImageMax, Inc.
5001 Rentworth Court
Lincoln, NE 68516

Mitchell J. Taube                            199,904(6)                      3.0%
c/o ImageMax, Inc.
5 Schuman Road
Millwood, NY 10546

John E. Semasko                              157,054(6)                      2.3%
c/o ImageMax, Inc.
1790 West 11th Avenue
Eugene, OR 97402

S. David Model                                60,288                           *
21 Roundhill Road
Granby, CT 06035


                                        Total Number of Shares       Percentage of Class of
Name and Address of                        of Common Stock                Common Stock
Beneficial Owner                        Beneficially Owned(1)        Beneficially Owned(1)
-------------------                     ----------------------       ----------------------
James D. Brown                                49,145                           *
c/o ImageMax, Inc.
1100 E. Hector Street
Conshohocken, PA 19428

Richard D. Moseley                            43,109(7)                        *
7103 Sherman Street
Philadelphia, PA 19119

Dr. Steven N. Kaplan                          26,859(8)                        *
c/o The University of Chicago
Graduate School of Business
1101 East 58th Street
Chicago, IL 60637

Lennox K. Black                               17,000(6)                        *
c/o Teleflex Incorporated
630 West Germantown Pike
Suite 461
Plymouth Meeting, PA 19462

Lewis E. Hatch, Jr.                            7,000(9)                        *
16 West Lakes Drive
St. Simon's Island, GA 31522

David C. Carney                                7,000(6)                        *
c/o Jefferson Health System
259 Radnor-Chester Road
Suite 290
Radnor, PA 19087

All Executive Officers                       916,676(10)                      13.7%
and Directors as
a Group (9 persons)

----------

*    Less than 1% of the outstanding Common Stock.

 (1) As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition, of a security). A person is deemed as of any date to have beneficial ownership of any security that such person has the right to acquire within 60 days after such date. Percentage ownership is based upon 6,714,399 shares of Common Stock as of April 13, 1999.

 (2) Includes 450,904 shares over which William Blair and Company LLC has dispositive power only.

 (3) Includes 100,000 shares issuable upon the exercise of stock options granted which are exercisable at $12.00 per share as of April 13, 1999.

 (4) Excludes 30,000 shares issuable upon the exercise of stock options granted on October 1, 1998 which are not exercisable within 60 days of April 30, 1998.

 (5) Excludes 15,000 shares issuable upon exercise of stock options granted on October 1, 1998 which are not exercisable within 60 days of April 30, 1998.

 (6) Excludes 10,000 shares issuable upon exercise of stock options granted on October 1, 1998 which are not exercisable within 60 days of April 30, 1998.

 (7) Includes 16,667 shares issuable upon the exercise of stock options which are exercisable at $12.00 per share within 60 days of April 30, 1999. Excludes 33,333 shares issuable upon the exercise of stock options granted April 15, 1998 which are not exercisable within 60 dates of April 30, 1999.

 (8) Includes 6,667 shares issuable upon the exercise of stock options which are exercisable at $12.00 per share as of April 30, 1999. Excludes 13,333 and 10,000 shares, respectively, issuable upon the exercise of stock options granted December 9, 1997 and October 1, 1998 which are not exercisable within 60 days of April 30, 1999.

 (9) Excludes 20,000 shares issuable upon the exercise of stock options granted October 1, 1998 which are not exercisable within 60 days of April 30, 1999

(10) Excludes 108,333 shares issuable upon the exercise of stock options granted which are not exercisable within 60 days of April 30, 1999.

Item 13. Certain Relationships and Related Transactions

Consulting Arrangement

     In September 1998, the Company entered into a consulting arrangement with Mr. Hatch, whereby Mr. Hatch provides consulting services to the Company for a fee of $6,000 per month. This arrangement provides that Mr. Hatch assist the Company in a variety of financial and operating matters, including the Company's negotiations with its banks and various operating procedures. In 1998, the Company paid $18,000 to Mr. Hatch under this arrangement.

Future Transactions

     The Company has adopted a policy that it will not enter into any material transaction in which a Company director or officer has a direct or indirect financial interest, unless the transaction is determined by the Company's Board of Directors to be fair as to the Company or is approved by a majority of the Company's disinterested directors or by the Company's shareholders, as provided for under Pennsylvania law.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than ten percent (10%) of the Company's Common Stock to file initial reports of ownership and reports of change of ownership with the Securities and Exchange Commission. Executive officers and directors are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to it, the Company believes that, during the preceding year, Mr. Semasko was late in filing one section 16 report (Form 4) for four transactions completed in August 1998 and that Messrs. Bacas and Lamb, separately, were late in filing one section 16 report (Form 4) relating to one transaction completed in November 1998. In addition, Mr. Taube did not file a Form 3 upon becoming a director of the Company in June 1998.

                                    PART IV.


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)1.  Financial Statements

       See Index to the Consolidated Financial Statements which begin on page F-1 of the Company's Annual Report on Form 10-K filed on March 31, 1999.

   2.  Financial Statement Schedules

       See Schedule II - Valuation and Qualifying Accounts on page F-23 of the Company's Annual Report on Form 10-K filed on March 31, 1999.

   3.  Exhibits

                                   DESCRIPTION

        2.1* Agreement and Plan of Reorganization dated September 9, 1997, by and among the Company, DocuTech Data Systems, Inc., and Rex Lamb and Mark Creglow (including escrow agreement).

        2.2* Asset Purchase Agreement dated September 9, 1997 by and among the Company Rex Lamb and Vicki Lamb (including escrow agreement).

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

        2.15 Asset Purchase Agreement, dated January 23, 1998, by and among Integrated Information Services, L.L.C., Pettibone, L.L.C and Heisley Holding, L.L.C. and ImageMax, Inc. (incorporated by reference to Exhibit 2.1 of the Company's 8-K filed February 3,
                1998).

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

       10.4*+ Employment Agreement between the Company and Bruce M. Gillis dated as of August 1, 1997.

       10.5*+ Employment Agreement between the Company and James D. Brown dated as of August 18, 1997.

       10.6*+ Employment Agreement between the Company and S. David Model dated as of August 18, 1997.

       10.7*+ Employment Agreement between the Company and Andrew R. Bacas dated as of August 1, 1997.

       10.8+ Employment Agreement between the Company and John E. Semasko dated as of September 9, 1997 (incorporated by reference to Exhibit No. 10.8 of the Company's Form 10-K filed March 31, 1998, File No. 0-23077)

       10.9+ Employment Agreement between the Company and Rex Lamb dated as of September 9, 1997 (incorporated by reference to Exhibit No.
                10.9 of the Company's Form 10-K filed March 31, 1998, File No. 0-23077).

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

       10.27 Amendment No. 2 to Credit Agreement by and among the Company and Subsidiaries and First Union National Bank (successor by merger to CoreStates Bank, N.A.), for itself and as Agent, and any other Banks becoming Party, dated as of November 16, 1998.

       10.28 Master Demand Note, dated January 20, 1998, payable to First Union National Bank (successor by merger to CoreStates Bank, N.A.) (incorporated by reference to Exhibit No. 10.1 of the Company's Form 8-K filed February 4, 1998, File No. 0-23077)

       10.29 Security Agreement, dated January 20, 1998, between First Union National Bank (successor by merger to CoreStates Bank, N.A.) and the Company (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on February 3, 1998).

       10.30** Forbearance Agreement dated March 29, 1999 by and among the Company, First Union National Bank (successor by merger to CoreStates Bank, N.A.) and Commerce Bank, N.A.

       10.31+** Amendment No. 1 dated as of October 1, 1998 to Employment
                Agreement between the Company and James D. Brown dated as of August 18, 1997.

       10.32+** Separation Agreement by and between Bruce M. Gillis and the
                Company dated September 18, 1998.

       10.33+** Separation Agreement by and between Richard D. Moseley and the
                Company dated September 30, 1998.

       10.34+** Separation Agreement by and between David Model and the Company dated November 9, 1998.

       10.35+ Separation Agreement by and between James D. Brown and the Company dated as of April 30, 1999.

       21**     Subsidiaries.

       23.1**   Consent of Independent Public Accountants.

       27**     Financial Data Schedule (in electronic format only).

----------

* Incorporated by reference to the designated exhibit of the Company's Registration Statement on Form S-1 filed on September 12, 1997, as amended (file number 333-35567).

+    Management contract or compensatory plan or arrangement.

** Incorporated by reference to the designated exhibit of the Company's Annual Report on Form 10-K filed March 31, 1999 (file number 0-23077).

(b)  Reports on Form 8-K.

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IMAGEMAX, INC.


Dated: April 30, 1999                       By: /s/ Andrew R. Bacas
                                                -----------------------
                                                Andrew R. Bacas
                                                Chief Executive Officer