Form 10-Q
period 1999-03-31
IMAGEMAX INC
filed 1999-05-17
CIK 1046032

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the Transition Period From _________ to _________

                         Commission File Number 0-23077
                             ----------------------

                                 IMAGEMAX, INC.
             (Exact name of Registrant as specified in its charter)

              Pennsylvania                                   23-2865585
             ---------------                                ------------
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)

     1100 E. Hector Street, Suite 396
      Conshohocken, Pennsylvania                              19428
    --------------------------------------                   --------
   (Address of principal executive offices)                 (Zip Code)

                                 (610) 832-2111
                                 ---------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 7, 1999:

           Common Stock, no par value                   6,591,065
           --------------------------                  -----------
                   Class                             Number of Shares

                         IMAGEMAX, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements (Unaudited)

        Consolidated Statements of Operations.............................   1

        Consolidated Balance Sheets.......................................   2

        Consolidated Statements of Cash Flows.............................   3

        Notes to Consolidated Financial Statements........................   4

    Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............................   7

PART II - OTHER INFORMATION

    Item 2 - Changes in Securities and Use of Proceeds....................  11

    Item 6 - Exhibits and Reports on Form 8-K.............................  11

SIGNATURES................................................................  12

                         IMAGEMAX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands except per share amounts)


                                                                Three Months
                                                               Ended March 31,
                                                               ---------------
                                                            1999           1998
                                                            ----           ----

Revenues:
     Services .......................................     $ 12,512      $  9,857
     Products .......................................        2,970         3,095
                                                          --------      --------
                                                            15,482        12,952
                                                          --------      --------
Cost of revenues:
     Services .......................................        7,442         6,469
     Products .......................................        1,851         2,033
     Depreciation ...................................          426           339
                                                          --------      --------
                                                             9,719         8,841
                                                          --------      --------
        Gross profit ................................        5,763         4,111
Selling and administrative expenses .................        4,397         3,285
Amortization of intangibles .........................          449           300
Restructuring costs .................................          827          --
                                                          --------      --------
        Operating income ............................           90           526
Interest expense ....................................          532            48
                                                          --------      --------
        Income (loss) before income taxes ...........         (442)          478
Income tax provision ................................         --             258
                                                          --------      --------
Net income (loss) ...................................     $   (442)     $    220
                                                          ========      ========
Basic and diluted net income (loss) per share .......     $  (0.07)     $   0.04
                                                          ========      ========
Shares used in computing basic and diluted net income
     (loss) per share ...............................        6,498         5,546
                                                          ========      ========



              The accompanying notes are an integral part of these
                             financial statements.

                         IMAGEMAX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (Unaudited, in thousands except share amounts)


                                                                     March 31,    December 31,
                                                                       1999          1998
                                                                     ---------    ------------
                                      ASSETS

Current assets:
   Cash and cash equivalents ..................................      $    516       $    736
   Accounts receivable, net of allowance for doubtful
       accounts of $385 and $600 as of March 31, 1999 and
       December 31, 1998, respectively ........................        10,304         11,801
   Inventories ................................................         2,049          2,185
   Prepaid expenses and other .................................           615            609
                                                                     --------       --------

       Total current assets ...................................        13,484         15,331

Property, plant and equipment, net ............................         6,813          7,036
Intangibles, primarily goodwill, net ..........................        45,890         46,607
Other assets ..................................................           617            600
                                                                     --------       --------

                                                                     $ 66,804       $ 69,574
                                                                     ========       ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt and current portion of long-term debt ......      $ 19,616       $ 20,239
   Accounts payable ...........................................         4,104          4,472
   Accrued expenses ...........................................         4,752          5,248
   Deferred revenue ...........................................         1,785          2,600
                                                                     --------       --------

       Total current liabilities ..............................        30,257         32,559
                                                                     --------       --------

Long-term debt ................................................           126            257
                                                                     --------       --------


Other long-term liabilities ...................................            92            106
                                                                     --------       --------


Shareholders' equity:
   Preferred stock, no par value, 10,000,000 shares
       authorized, none issued ................................          --             --
   Common stock, no par value, 40,000,000 shares authorized,
       6,591,065 and 6,479,739 shares issued and outstanding
       as of March 31, 1999 and December 31, 1998, respectively        52,764         52,645
   Accumulated deficit ........................................       (16,435)       (15,993)
                                                                     --------       --------

       Total shareholders' equity .............................        36,329         36,652
                                                                     --------       --------

                                                                     $ 66,804       $ 69,574
                                                                     ========       ========



              The accompanying notes are an integral part of these
                             financial statements.

                         IMAGEMAX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                                     Three Months
                                                                                    Ended March 31,
                                                                                    ---------------
                                                                                   1999          1998
                                                                                   ----          ----
Cash flows from operating activities:
   Net income (loss) ......................................................      $  (442)      $   220
   Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities-
        Depreciation and amortization .....................................          875           639
        Deferred income tax benefit .......................................         --             (17)
        Changes in operating assets and liabilities, excluding
             effect of businesses acquired and Southeast Group divestiture-
            Accounts receivable, net ......................................        1,497          (638)
            Inventories ...................................................          136           (18)
            Prepaid expenses and other ....................................           (6)          (23)
            Other assets ..................................................          (17)          (16)
            Accounts payable ..............................................         (368)         (317)
            Accrued expenses ..............................................         (620)       (1,160)
            Income tax payable ............................................         --             174
            Deferred revenue ..............................................         (815)          203
                                                                                 -------       -------

                Net cash provided by (used in) operating activities .......          240          (953)
                                                                                 -------       -------

Cash flows from investing activities:
             Proceeds from Southeast Group divestiture ....................          563          --
             Payments for businesses acquired, net of cash acquired .......         --          (1,616)
             Purchases of property and equipment ..........................         (203)         (421)
                                                                                 -------       -------

                Net cash provided by (used in) investing activities .......          360        (2,037)
                                                                                 -------       -------

Cash flows from financing activities:
             Net borrowings (repayments) under line of credit .............         (563)        3,400
             Payment of deferred financing costs ..........................         (100)         (552)
             Proceeds from issuance of Common stock .......................           34          --
             Principal payments on debt and capital lease
                 obligations ..............................................         (191)          (85)
                                                                                 -------       -------

                Net cash provided by (used in) financing activities .......         (820)        2,763
                                                                                 -------       -------

Net decrease in cash and cash equivalents .................................         (220)         (227)
Cash and cash equivalents, beginning of period ............................          736         1,310
                                                                                 -------       -------

Cash and cash equivalents, end of period ..................................      $   516       $ 1,083
                                                                                 =======       =======

Supplemental disclosures of cash flow information: Cash paid for:
        Interest ..........................................................      $   536       $    33
                                                                                 =======       =======

        Income taxes ......................................................      $    13       $   195
                                                                                 =======       =======


              The accompanying notes are an integral part of these
                             financial statements.

                         IMAGEMAX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BACKGROUND AND BASIS OF PRESENTATION:

         ImageMax, Inc. ("ImageMax") was founded in November 1996 to become a leading, national single source provider of integrated document management solutions. On December 4, 1997, ImageMax sold 3,100,000 shares of its Common stock in an initial public offering (the "Offering") at $12 per share, which raised net proceeds to ImageMax of $30.5 million, net of offering costs of $6.7 million. Concurrent with the Offering, ImageMax began material operations with the acquisition of 14 document management services companies. During 1998, ImageMax acquired 13 additional document management services companies. These acquisitions were accounted for using the purchase method of accounting. Pursuant to a management and operational reorganization, the Company sold operations in three locations (Charlotte, NC; Cayce, SC; and Cleveland, TN--the "Southeast Group") in December 1998 and January 1999 and decided to close its Indianapolis, IN business unit in March 1999. As of May 1, 1999, the Company operated 16 business units in 14 states.

         The accompanying unaudited consolidated financial statements include the accounts of ImageMax and its subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since inception, and as of March 31, 1999, had an accumulated deficit of $16.4 million. In addition, as more fully described in Note 5, ImageMax is in default of its credit facility with its banks under which it has borrowings of $19.5 million. Management is currently in discussions with its banks concerning a refinancing of the Company's debt. If the Company is not able to favorably restructure its financing or if it continues to incur significant operating losses, the Company may not be able to sustain its operations and continue as a going concern. The consolidated balance sheet as of December 31, 1998 has been derived from the Company's consolidated financial statements that have been audited by the Company's independent public accountants. The Company's independent public accountants, Arthur Andersen LLP, have stated in their audit report included in the Company's Annual Report on Form 10-K for the year ending December 31, 1998 that the events of default under the Company's credit facility raise substantial doubt about the Company's ability to continue as a going concern.

         The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, unaudited interim financial statements such as those in this report allow certain information and footnotes required by generally accepted accounting principles for year end financial statements to be excluded. The Company believes all adjustments necessary for a fair presentation of these interim financial statements have been included and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These interim financial statements should be read in conjunction with the Company's pro forma and historical financial statements and notes thereto included in its Annual Report on Form 10-K for the year ending December 31, 1998.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         There were no changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of Notes to Consolidated Financial Statements of ImageMax, Inc. and Subsidiaries included in the Company's Annual Report on Form 10-K for the year ending December 31, 1998.

3. ACQUISITIONS AND DIVESTITURES:

         In January 1999, the Company completed its divestiture of the Southeast Group with the sale of the Cayce, SC and Cleveland, TN business units. As of December 31,1998, the Company recorded a loss on the sale of these business units as part of a total charge of $4,995,000, including a write off of $4,229,000 in related goodwill. Revenues and operating losses, respectively, of the former Southeast Group amounted to $113,000 and $15,000 for the three months ended March 31, 1999 and $1,146,000 and $137,000 for the three months ended March 31, 1998.

         In March 1999, management decided to close the Company's underperforming Indianapolis, IN business unit. The closing of this business unit is expected to be completed in May 1999. As of March 31, 1999, the Company recorded a loss relating to the closing of $557,000, primarily a write off in related goodwill of $300,000, severance payments and lease termination costs. Revenues and operating losses, respectively, of the former Indianapolis operation amounted to $379,000 and $330,000 for the three months ended March 31, 1999 and $673,000 and $31,000 for the three months ended March 31, 1998.

         In the first eight months of 1998, the Company acquired 13 document management services companies. The following unaudited pro forma information, which excludes the results of the former Southeast Group and Indianapolis operations, shows the results of the Company's operations in accordance with APB No. 16, "Business Combinations," for the three months ended March 31, 1999 and 1998 as though the acquisitions had occurred as of January 1, 1998:

                                                                   Three Months
                                                                  Ended March 31,
                                                                  ---------------
                                                             1999                1998
                                                             ----                ----
  Total revenue ....................................      $ 14,990,000       $ 15,128,000
  Operating income .................................      $    463,000       $  1,420,000
  Net income (loss) ................................      $    (96,000)      $    567,000
  Basic and diluted net income (loss) per share ....      $      (0.02)      $       0.09

         The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had these acquisitions taken place as of January 1, 1998, or the results that may occur in the future.

4. RESTRUCTURING COSTS:

         For the three months ended March 31, 1999, the Company recorded a restructuring charge of $827,000, primarily related to the closing of the Indianapolis business unit and executive severance payments. As of March 31, 1999 and December 31, 1998, respectively, accrued restructuring charges (classified as accrued expenses) amounted to $1,112,000 and $1,124,000, of which $942,000 and $1,120,000 related to severance payments with the remaining amount attributable primarily to lease termination costs.

5. LINE OF CREDIT AND LONG-TERM OBLIGATIONS:

         On March 30, 1998, the Company entered into a credit facility, providing a revolving line of credit of $30 million in borrowings (the "Credit Facility"). This agreement was substantially amended in November 1998 as described below. Under the initial terms of the Credit Facility, the Company could borrow up to $25 million to finance future acquisitions and up to $5 million for working capital purposes. Prior to amendment, borrowings under the facility bore interest at LIBOR or prime plus an applicable margin at the option of the Company. In addition to interest and other customary fees, the Company was obligated to remit a fee ranging from 0.2% to 0.375% per year on unused commitments. The Credit Facility is secured by substantially all of the assets of the Company. The Credit Facility is subject to certain financial covenants which pertain to criteria such as minimum levels of cash flow, ratio of debt to cash flow, and ratio of fixed charges to cash flow. Prior to amendment, borrowing under the Credit Facility was contingent upon the Company meeting certain financial ratios and other criteria.

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

         As of December 31, 1998, the Company was in default of certain financial and other covenants under the amended Credit Facility, including cash flow ratios and the requirement for a $5.0 million principal repayment or commitments therefor. On March 29, 1999, the Company entered into a forbearance agreement with the banks that are parties to its Credit Facility (the "Forbearance Agreement"). Pursuant to the Forbearance Agreement, the banks agreed to forbear from exercising their rights and remedies with respect to all existing defaults under the Credit Facility until the earlier of June 30, 1999 or the occurrence of a default under the Forbearance Agreement or an additional default under the Credit Facility.

         Under the terms of the Forbearance Agreement, the current interest rate on the outstanding obligations under the Credit Facility increases by two percent (2%) per annum. In addition, the Company is required to maintain a daily cash balance in its accounts of at least $300,000 and the Company may not make capital expenditures in excess of $50,000 without the prior consent of its banks. The Company was also required to enter into definitive agreements in connection with a letter of intent outlining a proposed strategic partnership between the Company and an unaffiliated company (the "Proposed Transaction") no later than April 30, 1999. In April 1999, the Company announced the termination of the Proposed Transaction. As such, the Company was in default of the Forbearance Agreement. Subsequent to this default, the Company has continued its discussions with its banks concerning a refinancing of the Company's debt and terms of forbearance. The Company incurred a fee of $100,000 under the Forbearance Agreement, $50,000 of which was paid upon the execution of the Forbearance Agreement and the other $50,000 to be paid upon its termination.

         As of March 31, 1999 and through May 7, 1999, the Company had $19.5 million outstanding under the Credit Facility at an interest rate of 9.75%. During the three months ended March 31, 1999, the Company made $563,000 in principal repayments under the Credit Facility from proceeds received from the Southeast Group divestiture.

         In connection with the acquisition of certain businesses, the Company assumed debt of approximately $600,000 (net of repayments from proceeds from the Offering), representing notes payable, capital lease obligations and other indebtedness. As of March 31, 1999, $205,000 was outstanding under this indebtedness.

6. INCOME TAXES:

         As of March 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $3.6 million. The net operating loss carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses for financial and income tax reporting purposes, as well as, the nondeductibility of special compensation, acquired research and development charges, losses on the sale of business units and goodwill amoritization. As of March 31, 1999, a valuation allowance was established for the Company's tax benefit based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in Statement of Financial Accounting Standards ("SFAS") No. 109.

7. EARNINGS PER SHARE:

         The Company has presented net income (loss) per share pursuant to SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share ("Basic EPS") is computed by dividing the net income (loss) for the period by the weighted average number of shares of Common stock outstanding for the period. Diluted earnings per share ("Diluted EPS") is computed by dividing net income (loss) for the period by the weighted average number of shares of Common stock and Common stock equivalents outstanding during the period. For both periods presented, Common stock equivalents are not included, as their effect is antidilutive and, as such, Basic EPS and Diluted EPS are the same.

8. INTANGIBLE ASSETS:

         The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of intangibles assets should be revised or that the remaining balance of such assets may not be recoverable. When the Company concludes it is necessary to evaluate its long-lived assets, including intangibles, for impairment, the Company will use an estimate of the related undiscounted cash flow as the basis to determine whether impairment has occurred. If such a determination indicates an impairment loss has occurred, the Company will utilize the valuation method which measures fair value based on the best information available under the circumstances. As of March 31, 1999, the Company believes that no revisions of the remaining useful lives or write-downs of intangible assets are required.

9. COMPREHENSIVE INCOME:

         The Company has reviewed SFAS No. 130 and has determined that for the quarters ended March 31, 1999 and 1998, no items meeting the definition of comprehensive income as specified in SFAS No. 130 existed in the consolidated financial statements. As such, no disclosure is necessary to comply with SFAS No. 130.

10. SUBSEQUENT EVENTS:

         In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to a Company-owned property that houses a business unit operation. The Company received $869,000 in proceeds, net of closing costs, from the transaction, of which $469,000 is being held in escrow by a bank with the remaining $400,000 available for working capital purposes, subject to the terms of the Forbearance Agreement. Interest on the loan is at the greater of 8.50% or the U.S. Treasury rate plus 375 basis points (9.01 % at time of loan origination). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $10,000 beginning June 1, 1999.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, this Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "expect", and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in "Business--Risk Factors" as disclosed in the Company's Annual Report on Form 10-K for the year ending December 31, 1998 and other ImageMax filings with the Securities and Exchange Commission, and risks associated with the results of the continuing operations of ImageMax. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

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

Historical Results of Operations
Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         The results of operations for the three months ended March 31, 1999 and 1998 include the revenues, cost of revenues and S&A expenses of the companies acquired in connection with the Offering from January 1, 1998, and for acquisitions subsequent to the Offering from the date of their acquisition. Acquisitions that were completed by March 31, 1998 and that conducted operations during the three months ended March 31, 1999 are analyzed as "same-unit" results for purposes of comparing historical results of operations.

         Total revenues. For the three months ended March 31, 1999, total revenues increased $2.5 million, or 19.5%, as compared to the corresponding period in 1998. This increase was primarily due to a service revenue increase of 26.9% and an offsetting product revenue decrease of 4.0%. For the three months ended March 31, 1999, service revenue and product revenue, respectively, comprised 80.8% and 19.2% of total revenues, as compared to 76.1% and 23.9% in the corresponding period in 1998.

         The increase in total revenues was comprised of $4.0 million attributable to acquisitions subsequent to March 31, 1998 and an offsetting same-unit revenue decrease of $1.5 million. The same-unit revenue decrease was primarily due to a decrease of $1.3 million in revenues attributable to the sale of the Southeast Group units and volume declines related to the Indianapolis business unit and a decline of $0.2 million in digital imaging software sales attributable to the development and roll-out of upgraded software.

         Gross profit. For the three months ended March 31, 1999, gross profit increased by $1.7 million, or 40.2%, as compared to the corresponding period in 1998, while as a percentage of total revenues, gross profit increased to 37.2% from 31.7%. These increases were primarily due to an increase of $1.6 million (39.6% of revenues) attributable to acquisitions subsequent to March 31, 1998 and same-unit gross profit growth of $0.1 million (36.8% of revenues). Excluding results of the former Southeast Group and Indianapolis operations, same-unit gross profit growth was $0.5 million, primarily due to improved production efficiencies in the Virginia business unit and an offsetting decline resulting from a lower volume of digital imaging software sales.

         Selling and administrative expenses. For the three months ended March 31, 1999, S&A expenses increased by $1.1 million, or 33.9%, as compared to the corresponding period in 1998. This increase resulted from: (1) an increase of $0.9 million attributable to acquisitions subsequent to March 31, 1998; (2) an increase of $0.4 million in corporate expenses; and (3) an offsetting decrease of $0.1 million in same-unit S&A expenses. The increase in corporate expenses relates primarily to the staffing of the Company's headquarters function, increased travel expenses and the costs associated with being a public company. The Company estimates that restructuring costs attributable to the corporate function recorded in the three months ended March 31, 1999 will provide an annual reduction in corporate expenses of $150,000. Excluding the results of the Southeast Group and Indianapolis operations, same-unit S&A increased $0.1 million, primarily due to costs relating to software development and support.

         Restructuring costs. For the three months ended March 31, 1999, the Company recorded a restructuring charge of $0.8 million, primarily attributable to the closing of the Indianapolis unit (totaling $0.6 million, including a write-off in related goodwill of $0.3 million, severance payments, and lease termination costs) and executive severance payments.

         Operating income. For the three months ended March 31, 1999, operating income decreased by $0.4 million, or 82.9%, as compared to the corresponding period in 1998. Excluding the impact of restructuring costs, operating income increased $0.4 million, or 74.3%. This increase resulted from: (1) an increase of $0.5 million attributable to acquisitions subsequent to March 31, 1998; (2) an increase of $0.2 million in same-unit operating income; and (3) an offsetting decrease of $0.3 million attributable to corporate expenses. Excluding the impact of the Southeast Group and Indianapolis operations, same-unit operating income growth amounted to $0.4 million.

         Interest expense. For the three months ended March 31, 1999, interest expense amounted to $0.5 million, including $0.1 million relating to bank fees under the Forbearance Agreement, as compared to interest expense of $48,000 in the corresponding period in 1998. The increase includes interest of $0.4 million attributable to borrowings under the Credit Facility, which increased to $19.5 million as of March 31, 1999 as compared to $3.4 million as of March 31, 1998.

         Income tax provision. For the three months ended March 31, 1999, due to the Company's cumulative loss position, no income tax provision was recorded. As of March 31, 1999, a valuation allowance was established for the Company's tax benefit based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in SFAS No. 109. In the three months ended March 31, 1998, the income tax provision amounted to $0.3 million, an effective income tax rate of 54.0%.

Liquidity and Capital Resources

         As of March 31, 1999 and December 31, 1998, respectively, the Company had cash and cash equivalents of $0.5 million and $0.7 million, and a working capital deficit of $16.8 million and $17.2 million. The working capital deficits as of March 31, 1999 and December 31, 1998, respectively, were due to the classification of borrowings under the Credit Facility of $19.5 million and $20.1 million as current liabilities. To continue its operations through the next 12 months, the Company will need additional financing from sources other than funds received through operations. To that end, the Company is in discussions with its banks that are parties to the Credit Facility concerning a refinancing of the Company's debt. In addition, the Company has retained William Blair & Company LLC as financial advisor to the Company's Board of Directors to assist in evaluating the Company's strategic options.

         For the three months ended March 31, 1999 net cash provided by operating activities amounted to $0.2 million; net cash provided by investing activities amounted to $0.4 million; and net cash used in financing activities amounted to $0.8 million.

         Net cash provided by operating activities primarily represents a decrease in accounts receivable (due primarily to an increase in the rate of cash collections) that was largely offset by payments to vendors and a reduction in accrued expenses, including bank fees and the payment of severance and other expenses relating to the Company's restructuring charges.

         Net cash provided by investing activities represents proceeds from the Southeast Group divestiture and the Company's investments in capital equipment and technology. For the three months ended March 31, 1999, the Company made capital expenditures of $0.2 million, principally production equipment and computer hardware.

         Net cash used in financing activities represents the repayment of borrowings under the Credit Facility of $0.6 million, repayments of other debt assumed in the acquisition of certain businesses of $0.2 million, and payment of $0.1 million related to debt financing costs. The funds used to repay borrowings under the Credit Facility were derived from proceeds received from the Southeast Group divestiture.

         On March 30, 1998, the Company entered into the Credit Facility, providing a revolving line of credit of $30 million in borrowings. This agreement was substantially amended in November 1998 as described below. Under the initial terms of the Credit Facility, the Company could borrow up to $25 million to finance future acquisitions and up to $5 million for working capital purposes. Prior to amendment, borrowings under the facility bore interest at LIBOR or prime plus an applicable margin at the option of the Company. In addition to interest and other customary fees, the Company was obligated to remit a fee ranging from 0.2% to 0.375% per year on unused commitments. The Credit Facility is secured by substantially all of the assets of the Company. The Credit Facility is subject to certain financial covenants which pertain to criteria such as minimum levels of cash flow, ratio of debt to cash flow, and ratio of fixed charges to cash flow. Prior to amendment, borrowing under the Credit Facility was contingent upon the Company meeting certain financial ratios and other criteria.

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

         As of December 31, 1998, the Company was in default of certain financial and other covenants under the amended Credit Facility, including cash flow ratios and the requirement for a $5.0 million principal repayment or commitments therefor. On March 29, 1999, the Company entered into a forbearance agreement with the banks that are parties to its Credit Facility (the "Forbearance Agreement"). Pursuant to the Forbearance Agreement, the banks agreed to forbear from exercising their rights and remedies with respect to all existing defaults under the Credit Facility until the earlier of June 30, 1999 or the occurrence of a default under the Forbearance Agreement or an additional default under the Credit Facility.

         Under the terms of the Forbearance Agreement, the current interest rate on the outstanding obligations under the Credit Facility increases by two percent (2%) per annum. In addition, the Company is required to maintain a daily cash balance in its accounts of at least $300,000 and the Company may not make capital expenditures in excess of $50,000 without the prior consent of its banks. The Company was also required to enter into definitive agreements in connection with a letter of intent outlining a proposed strategic partnership between the Company and an unaffiliated company (the "Proposed Transaction") no later than April 30, 1999. In April 1999, the Company announced the termination of the Proposed Transaction. As such, the Company was in default of the Forbearance Agreement. Subsequent to this default, the Company has continued its discussions with its banks concerning a refinancing of the Company's debt and terms of forbearance. The Company incurred a fee of $100,000 under the Forbearance Agreement (recorded as interest expense in the three months ended March 31, 1999), $50,000 of which was paid upon the execution of the Forbearance Agreement and the other $50,000 to be paid upon its termination.

         Subject to the terms of the Forbearance Agreement, the Company plans to selectively invest in equipment and technology to meet the needs of its operations and to improve its operating efficiency.

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

         If full system operation and correct display of dates subsequent to January 1, 2000 are possible, these systems may be denoted as "Year 2000 operationally ready". Many systems and subsystems using two-digit dates will operate smoothly until the end of their technological or economic life without regard to the actual date. These systems are unaffected by whether it is 2000 or 1900, make no "real-time" date comparisons and have no date display features. At the other extreme are systems which will cease functioning or malfunction when an unacceptable date is perceived (which in some cases could be during 1999). The categories in which the Company faces potential exposure are as follows:

     o Business Applications - Includes proprietary software, all client/server and desktop hardware and software used in routine business operations including order processing, system design and documentation, procurement, and production.

     o Infrastructure/Embedded Systems - Includes building facilities, production equipment and systems, control systems and instrumentation.

     o Telecommunications - Includes voice, video and data switching systems and network components.

     o Business Relationships - Includes the supply chain for the Company's products and service providers including banks, insurance companies, payroll and pension plan administrators, legal, accounting and consulting firms as well as public utilities, telecommunications providers, transportation and overnight delivery companies and local government services.

         The Company recognizes that the Year 2000 problem is a serious, enterprise-wide issue. The Company has formed a management team, with active participation by representatives throughout the company, to address Year 2000 issues. Within each business unit, designated personnel are working to identify potential Year 2000 issues in the Company's internal operations as well as the products that it provides to its customers. In addition, the Company is communicating with its suppliers to determine the extent to which the systems of the suppliers are equipped to handle Year 2000 issues. The Company believes that appropriate personnel and resources have been assigned to this effort. Continued diligence by the members of the Company's Year 2000 team and appropriate monitoring by and support from senior management are intended to further enhance the Company's efforts to ensure that its business will not be negatively impacted by any Year 2000 issues in any material adverse respect.

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

         In addition to working to make its own internal systems Year 2000 ready, the Company has and will continue to survey its key suppliers to determine the extent to which the systems of such suppliers are Year 2000 compliant and the extent to which the Company could be affected by the failure of such third parties to be Year 2000 compliant. The Company cannot presently estimate the impact of the failure of such parties to be Year 2000 compliant.

                          PART II -- OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

         On March 30, 1999, the Company issued 76,190 shares of Common Stock (valued at $100,000 on the date of issuance) to COMSTOR, Inc. as partial earnout consideration relating to the Company's acquisition of COMSTOR in 1998. The issuance of Common Stock did not involve underwriters and was exempt from registration under the Securities Act by virtue of the exemption provided by
Section 4(2) thereof for transactions not involving any public offering.

ITEM 6. Exhibits and Reports on Form 8-K

A.   Exhibits:

       10.30 Forbearance Agreement dated March 29, 1999 by and among the Company, First Union National Bank (successor by merger with CoreStates Bank, N.A.) and Commerce Bank, N.A. (incorporated by reference to the designated exhibit in the Company's Annual Report on Form 10-K filed March 31, 1999, File No. 0-23077).

       10.35+ Separation Agreement by and between James D. Brown and the Company dated as of April 30, 1999 (incorporated by reference to the designated exhibit in the Company's report on Form 10-K/A filed April 30, 1999, File No. 0-23077).

       10.36+ Employment Agreement by and between the Company and Mark P. Glassman dated as of March 1, 1999, as amended by Amendment No. 1 to Employment Agreement dated as of May 1, 1999.

       27         Financial Data Schedule (filed in electronic format only.)


       + Management contract or compensatory plan or arrangement.


B.     Reports on Form 8-K:

1. The Company filed a Form 8-K on February 1, 1999 reporting the delisting of its Common Stock from the NASDAQ Stock Market.

2. The Company filed a Form 8-K on March 15, 1999 announcing a proposed strategic partnership with Pierce Leahy Corp.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEMAX, INC.

BY: /S/ ANDREW R. BACAS                                         May 17, 1999
    -------------------                                         ------------
Andrew R. Bacas                                                     Date
Acting Chief Executive Officer

BY: /S/ MARK P. GLASSMAN                                        May 17, 1999
    --------------------                                        ------------
Mark P. Glassman                                                     Date
Chief Financial Officer and Principal Accounting Officer