Form 10-Q
period 1999-06-30
IMAGEMAX INC
filed 1999-08-16
CIK 1046032

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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


                                 (610) 832-2111
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X     No
                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 10, 1999:

      Common Stock, no par value                          6,625,060
      --------------------------                       ----------------
                Class                                  Number of Shares

                         IMAGEMAX, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements (Unaudited)

             Consolidated Statements of Operations..........................  1

             Consolidated Balance Sheets....................................  2

             Consolidated Statements of Cash Flows..........................  3

             Notes to Consolidated Financial Statements.....................  4

    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................  7

PART II - OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K............................... 11

SIGNATURES.................................................................. 12

                         IMAGEMAX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands except per share amounts)


                                                 Three Months                 Six Months
                                                Ended June 30,              Ended June 30,
                                            ----------------------      -----------------------
                                              1999          1998          1999           1998
                                            --------      --------      --------       --------
Revenues:
  Services ...........................      $ 12,092      $ 12,393      $ 24,604       $ 22,250
  Products ...........................         3,579         4,199         6,549          7,294
                                            --------      --------      --------       --------
                                              15,671        16,592        31,153         29,544
                                            --------      --------      --------       --------
Cost of revenues:
  Services ...........................         7,447         8,293        14,889         14,740
  Products ...........................         2,337         2,700         4,188          4,755
  Depreciation .......................           452           285           878            624
                                            --------      --------      --------       --------
                                              10,236        11,278        19,955         20,119
                                            --------      --------      --------       --------
     Gross profit ....................         5,435         5,314        11,198          9,425
Selling and administrative expenses ..         4,291         4,043         8,688          7,328
Amortization of intangibles ..........           447           341           896            641
Restructuring costs ..................            --            --           827             --
                                            --------      --------      --------       --------
     Operating income ................           697           930           787          1,456
Interest expense .....................           472           264         1,004            312
                                            --------      --------      --------       --------
     Income (loss) before income taxes           225           666          (217)         1,144
Income tax provision .................            --           210            --            468
                                            --------      --------      --------       --------
Net income (loss) ....................      $    225      $    456      $   (217)      $    676
                                            ========      ========      ========       ========
Basic and diluted net income (loss)
  per share ..........................      $   0.03      $   0.08      $  (0.03)      $   0.12
                                            ========      ========      ========       ========
Shares used in computing basic and
  diluted net income (loss) per share          6,605         5,891         6,552          5,720
                                            ========      ========      ========       ========

   The accompanying notes are an integral part of these financial statements.

                         IMAGEMAX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (Unaudited, in thousands except share amounts)


                                                                    June 30,     December 31,
                                                                      1999           1998
                                                                    --------     ------------
                                      ASSETS
Current assets:
   Cash and cash equivalents ($400 restricted as to use as of
       June 30, 1999) ........................................      $  1,443       $    736
   Accounts receivable, net of allowance for doubtful
       accounts of $349 and $600 as of June 30, 1999 and
       December 31, 1998, respectively .......................        10,465         11,801
   Inventories ...............................................         2,091          2,185
   Prepaid expenses and other ................................           828            609
                                                                    --------       --------
       Total current assets ..................................        14,827         15,331

Property, plant and equipment, net ...........................         6,385          7,036
Intangibles, primarily goodwill, net .........................        45,363         46,607
Other assets .................................................           778            600
                                                                    --------       --------
                                                                    $ 67,353       $ 69,574
                                                                    ========       ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term debt .....      $ 19,480       $ 20,239
   Accounts payable ..........................................         4,360          4,472
   Accrued expenses ..........................................         4,274          5,248
   Deferred revenue ..........................................         1,563          2,600
                                                                    --------       --------
       Total current liabilities .............................        29,677         32,559
                                                                    --------       --------
Long-term debt ...............................................         1,016            257
                                                                    --------       --------
Other long-term liabilities ..................................            84            106
                                                                    --------       --------
Shareholders' equity:
   Preferred stock, no par value, 10,000,000 shares
       authorized, none issued ...............................            --             --
   Common stock, no par value, 40,000,000 shares authorized,
       6,607,454 and 6,479,739 shares issued and outstanding
       as of June 30, 1999 and December 31, 1998, respectively        52,786         52,645
   Accumulated deficit .......................................       (16,210)       (15,993)
                                                                    --------       --------
       Total shareholders' equity ............................        36,576         36,652
                                                                    --------       --------
                                                                    $ 67,353       $ 69,574
                                                                    ========       ========

   The accompanying notes are an integral part of these financial statements.

                         IMAGEMAX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                                     Six Months
                                                                                   Ended June 30,
                                                                              -----------------------
                                                                                1999           1998
                                                                              --------       --------
Cash flows from operating activities:
  Net income (loss) ....................................................      $   (217)      $    676
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities-
     Depreciation and amortization .....................................         1,774          1,265
     Changes in operating assets and liabilities,
      excluding effect of businesses acquired
      and Southeast Group divestiture--
        Accounts receivable, net .......................................         1,336         (1,572)
        Inventories ....................................................            94           (160)
        Prepaid expenses and other .....................................          (219)          (381)
        Other assets ...................................................          (178)             5
        Accounts payable ...............................................          (112)           546
        Accrued expenses ...............................................        (1,010)           355
        Income taxes payable ...........................................            --            299
        Deferred revenue ...............................................        (1,037)          (412)
                                                                              --------       --------
           Net cash provided by operating activities ...................           431            621
                                                                              --------       --------
Cash flows from investing activities:
  Proceeds from Southeast Group divestiture ............................           563             --
  Purchases of property and equipment ..................................          (227)          (633)
  Payments for businesses acquired, net of cash acquired ...............            --        (15,692)
  Increase in deferred acquisition costs ...............................            --            (18)
                                                                              --------       --------
           Net cash provided by (used in) investing activities .........           336        (16,343)
                                                                              --------       --------
Cash flows from financing activities:
  Net borrowings (repayments) under line of credit .....................          (720)        16,400
  Payment of deferred financing costs ..................................          (100)          (659)
  Proceeds from mortgage transaction ...................................           900             --
  Principal payments on debt and capital lease
     obligations .......................................................          (196)          (447)
  Proceeds from issuance of common stock ...............................            56             --
                                                                              --------       --------
           Net cash provided by (used in) financing activities .........           (60)        15,294
                                                                              --------       --------
Net increase (decrease) in cash and cash equivalents ...................           707           (428)
Cash and cash equivalents, beginning of period .........................           736          1,310
                                                                              --------       --------
Cash and cash equivalents, end of period
  ($400 restricted as to use as of June 30, 1999) ......................      $  1,443       $    882
                                                                              ========       ========
Supplemental disclosures of cash flow information:
   Cash paid for:
     Interest ..........................................................      $  1,117       $    171
                                                                              ========       ========
     Income taxes.......................................................      $     14       $    195
                                                                              ========       ========

   The accompanying notes are an integral part of these financial statements.

                         IMAGEMAX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BACKGROUND AND BASIS OF PRESENTATION:

     ImageMax, Inc. ("ImageMax") was founded in November 1996 to become a leading, national single source provider of integrated document management solutions. On December 4, 1997, ImageMax sold 3,100,000 shares of its Common stock in an initial public offering (the "Offering") at $12 per share, which raised net proceeds to ImageMax of $30.5 million, net of offering costs of $6.7 million. Concurrent with the Offering, ImageMax began material operations with the acquisition of 14 document management services companies. During 1998, ImageMax acquired 13 additional document management services companies. These acquisitions were accounted for using the purchase method of accounting. Pursuant to a management and operational reorganization, the Company sold operations in three locations (Charlotte, NC; Cayce, SC; and Cleveland, TN--the "Southeast Group") in December 1998 and January 1999 and decided to close its Indianapolis, IN business unit in March 1999. The Company currently operates 14 business units in 15 states.

     The accompanying unaudited consolidated financial statements include the accounts of ImageMax and its subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since inception, and as of June 30, 1999, had an accumulated deficit of $16.2 million. In addition, as more fully described in Note 5, ImageMax is in default of its credit facility with its banks under which it had borrowings of $19.4 million as of June 30, 1999. Management is currently in discussions with its banks concerning a refinancing of the Company's debt. If the Company is not able to favorably restructure its financing or if it continues to incur significant operating losses, the Company may not be able to sustain its operations and continue as a going concern. The consolidated balance sheet as of December 31, 1998 has been derived from the Company's consolidated financial statements that have been audited by the Company's independent public accountants. The Company's independent public accountants, Arthur Andersen LLP, have stated in their audit report included in the Company's Annual Report on Form 10-K for the year ending December 31, 1998 that the events of default under the Company's credit facility raise substantial doubt about the Company's ability to continue as a going concern.

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

3. ACQUISITIONS AND DIVESTITURES:

     In January 1999, the Company completed its divestiture of the Southeast Group with the sale of the Cayce, SC and Cleveland, TN business units. As of December 31,1998, the Company recorded a loss on the sale of these business units as part of a total charge of $4,995,000, including a write off of $4,229,000 in related goodwill. Revenues and operating losses, respectively, of the former Southeast Group amounted to $113,000 and $15,000 for the six months ended June 30, 1999 and $2,769,000 and $266,000 for the six months ended June 30, 1998.

     In March 1999, management decided to close the Company's underperforming Indianapolis, IN business unit. The closing of this business unit was substantially completed in May 1999. As of June 30, 1999, the Company recorded a loss relating to the closing of $557,000, primarily a write off in related goodwill of $300,000, severance payments and lease termination costs. Revenues and operating losses, respectively, of the former Indianapolis operation amounted to $498,000 and $376,000 for the six months ended June 30, 1999 and $1,595,000 and $205,000 for the six months ended June 30, 1998.

     In the first eight months of 1998, the Company acquired 13 document management services companies. The following unaudited pro forma information, which excludes the results of the former Southeast Group and Indianapolis operations (but inclusive of restructuring charges), shows the results of the Company's operations in accordance with APB No. 16, "Business Combinations," for the six months ended June 30, 1999 and 1998 as though the acquisitions had occurred as of January 1, 1998:

                                                              Six Months
                                                            Ended June 30,
                                                    ---------------------------
                                                        1999          1998
                                                    ------------    -----------
     Total revenue................................  $ 30,542,000    $31,400,000
     Operating income.............................  $  1,178,000    $ 2,775,000
     Net income...................................  $    174,000    $ 1,223,000
     Basic and diluted net income per share.......  $       0.03    $      0.19

     The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had these acquisitions taken place as of January 1, 1998, or the results that may occur in the future.

4. RESTRUCTURING COSTS:

     For the six months ended June 30, 1999, the Company recorded a restructuring charge of $827,000, primarily related to the closing of the Indianapolis business unit (comprising $557,000, including a write off of $300,000 in related goodwill, severance payments, and lease termination costs) and executive severance payments. As of June 30, 1999 and December 31, 1998, respectively, accrued restructuring charges (classified as accrued expenses) amounted to $746,000 and $1,124,000, of which $641,000 and $1,120,000 related to severance payments with the remaining amount attributable to lease termination costs. During the six months ended June 30, 1999, the Company paid $905,000 of accrued restructuring charges, of which $836,000 related to severance payments with the remaining $69,000 attributable to lease termination costs.

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

     As of December 31, 1998, the Company was in default of certain financial and other covenants under the amended Credit Facility, including cash flow ratios and the requirement for a $5.0 million principal repayment or commitments therefor. On March 29, 1999, the Company entered into a forbearance agreement with the banks that are parties to its Credit Facility (the "Forbearance Agreement"). Pursuant to the Forbearance Agreement, the banks agreed to forbear from exercising their rights and remedies with respect to all existing defaults under the Credit Facility until the earlier of June 30, 1999 or the occurrence of a default under the Forbearance Agreement or an additional default under the Credit Facility. On June 30, 1999, the Forbearance Agreement expired, at which time the annual interest rate increased by 1/2%. The Company has continued its discussions with the banks concerning a refinancing of its debt, however, there can be no assurance that the Company will be able to complete such refinancing.

     As of June 30, 1999 and through August 10, 1999, respectively, the Company had $19.4 and $18.5 million outstanding under the Credit Facility at interest rates of 9.75% and 10.50%. During the six months ended June 30, 1999, the Company made $720,000 in principal repayments under the Credit Facility from proceeds received from the Southeast Group divestiture and cash provided by operations. The decrease in outstanding borrowings since June 30 represents the application of $869,000 in proceeds received from a mortgage transaction as described below.

     In connection with the acquisition of certain businesses, the Company assumed debt of approximately $600,000 (net of repayments from proceeds from the Offering), representing notes payable, capital lease obligations and other indebtedness. As of June 30, 1999, $200,000 was outstanding under this indebtedness.

     In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to a Company-owned property that houses a business unit operation. The Company received $869,000 in proceeds, net of closing costs, from the transaction. In July 1999, the $869,000 was applied to the balance of the Credit Facility. Interest on the loan is at the greater of 8.50% or the U.S. Treasury rate plus 375 basis points (9.73% at June 30, 1999). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $10,000.

6. INCOME TAXES:

     As of June 30, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $3.6 million. The net operating loss carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses for financial and income tax reporting purposes, as well as, the nondeductibility of special compensation, acquired research and development charges, losses on the sale of business units and goodwill amoritization. As of June 30, 1999, a valuation allowance was established for the Company's tax benefit based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in Statement of Financial Accounting Standards ("SFAS") No. 109.

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

8. INTANGIBLE ASSETS:

     The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of intangibles assets should be revised or that the remaining balance of such assets may not be recoverable. When the Company concludes it is necessary to evaluate its long-lived assets, including intangibles, for impairment, the Company will use an estimate of the related undiscounted cash flow as the basis to determine whether impairment has occurred. If such a determination indicates an impairment loss has occurred, the Company will utilize the valuation method which measures fair value based on the best information available under the circumstances. As of June 30, 1999, the Company believes that no revisions of the remaining useful lives or write-downs of intangible assets are required.

9. COMPREHENSIVE INCOME:

     The Company has reviewed SFAS No. 130 and has determined that for the quarters and six month ended June 30, 1999 and 1998, no items meeting the definition of comprehensive income as specified in SFAS No. 130 existed in the consolidated financial statements. As such, no disclosure is necessary to comply with SFAS No. 130.

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

Historical Results of Operations

     The results of operations include the revenues, cost of revenues and S&A expenses of the companies acquired in connection with the Offering from January 1, 1998, and for acquisitions subsequent to the Offering from the date of their acquisition. Acquisitions that were completed by March 31, 1998 are analyzed as "same-unit" results for purposes of comparing historical results of operations.

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


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Total revenues. For the three months ended June 30, 1999, total revenues decreased $0.9 million, or 5.6%, as compared to the corresponding period in 1998. This decrease is primarily due to a product revenue decrease of 14.8% and a service revenue decrease of 2.4%. For the three months ended June 30, 1999, service revenue and product revenue, respectively, comprised 77.2% and 22.8% of total revenues, as compared to 74.7% and 25.3% in the corresponding period in 1998.

     The decrease in total revenues was comprised of a same-unit revenue decrease of $1.4 million (primarily attributed to the Southeast Group and Indianapolis operations) and an offsetting $0.5 million increase attributable to acquisitions subsequent to March 31, 1998. Excluding the results of the former Southeast Group and Indianapolis operations, same-unit revenue increased $0.6 million.

     Gross profit. For the three months ended June 30, 1999, gross profit increased by $0.1 million, or 2.3%, as compared to the corresponding period in 1998, while as a percentage of total revenues, gross profit increased to 34.7% from 32.0%. These increases were primarily due to an increase attributable to acquisitions subsequent to March 31, 1998. Excluding results of the Southeast Group and Indianapolis operations, same-unit gross profit growth was $0.2 million, primarily due to improved production efficiencies in the Virginia business unit and an offsetting decline resulting from costs relating to software development.

     Selling and administrative expenses. For the three months ended June 30, 1999, S&A expenses increased by $0.2 million, or 6.1%, as compared to the corresponding period in 1998. This increase resulted from: (1) an increase of $0.4 million in corporate expenses; (2) an increase of $0.2 million attributable to acquisitions subsequent to March 31, 1998; and (3) an offsetting decrease of $0.4 million in same-unit S&A expenses, primarily attributable to the Southeast Group and Indianapolis' operations. The increase in corporate expenses relates primarily to company-wide incentive compensation expense, increased travel expenses and the costs associated with pursuing strategic alternatives. Excluding the results of the Southeast Group and Indianapolis operations, same-unit S&A increased $0.1 million.

     Operating income. For the three months ended June 30, 1999, operating income decreased by $0.2 million, or 25.1%, as compared to the corresponding period in 1998. This decrease resulted from: (1) an increase of $0.4 million attributable to the increase in corporate expenses described above; (2) an increase of $0.3 million in same-unit operating income; and (3) a decrease of $0.1 million attributable to acquisitions subsequent to March 31, 1998. Excluding the results of the Southeast Group and Indianapolis operations, same-unit operating income growth amounted to less than $0.1 million.

     Interest expense. For the three months ended June 30, 1999, interest expense amounted to $0.5 million, as compared to $0.3 million in the corresponding period in 1998. The increase includes interest of $0.2 million attributable to borrowings under the Credit Facility, which increased to $19.4 million as of June 30, 1999 as compared to $16.4 million as of June 30, 1998.

     Income tax provision. For the three months ended June 30, 1999, due to the Company's cumulative loss position, no income tax provision was recorded. As of June 30, 1999, a valuation allowance was established for the Company's tax benefit based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in SFAS No. 109. In the three months ended June 30, 1998, the income tax provision amounted to $0.2 million, an effective income tax rate of 31.5%.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Total revenues. For the six months ended June 30, 1999, total revenues increased $1.6 million, or 5.4%, as compared to the corresponding period in 1998. This increase is primarily due to a service revenue increase of 10.6% and a product revenue decrease of 10.2%. For the six months ended June 30, 1999, service revenue and product revenue, respectively, comprised 79.0% and 21.0% of total revenues, as compared to 75.3% and 24.7% in the corresponding period in 1998.

     The increase in total revenues was comprised of a same-unit revenue decrease of $2.6 million (primarily attributed to the Southeast Group and Indianapolis operations) and an offsetting $4.2 million increase attributable to acquisitions subsequent to March 31, 1998. Excluding the results of the former Southeast Group and Indianapolis operations, same-unit revenue increased $0.7 million.

     Gross profit. For the six months ended June 30, 1999, gross profit increased by $1.8 million, or 18.8%, as compared to the corresponding period in 1998, while as a percentage of total revenues, gross profit increased to 35.9% from 31.9%. These increases were primarily due to an increase of $1.7 million (10.6% of revenues) attributable to acquisitions subsequent to March 31, 1998 and an increase of $0.1 million attributable to same-unit gross profit increases. Excluding the results of the former Southeast Group and Indianapolis operations, same-unit gross profit growth was $0.9 million, primarily due to improved production efficiencies in the Virginia business unit and an offsetting decline resulting from a lower volume of digital imaging software sales and associated development costs.

     Selling and administrative expenses. For the six months ended June 30, 1999, S&A expenses increased by $1.4 million, or 18.6%, as compared to the corresponding period in 1998. This increase resulted from: (1) an increase of $0.7 million in corporate expenses; (2) an increase of $1.1 million attributable to acquisitions subsequent to March 31, 1998; and (3) an offsetting decrease of $0.4 million in same-unit S&A expenses. The increase in corporate expenses relates primarily to company-wide incentive compensation expense, increased travel expenses and the costs associated with pursuing strategic alternatives. Excluding the results of the Southeast Group and Indianapolis operations, same-unit S&A increased $0.3 million.

     Restructuring costs. For the six months ended June 30, 1999, the Company recorded a restructuring charge of $0.8 million, primarily attributable to the closing of the Indianapolis unit (totaling $0.6 million, including a write-off in related goodwill of $0.3 million, severance payments, and lease termination costs) and executive severance payments.

     Operating income. For the six months ended June 30, 1999, operating income decreased by $0.7 million, or 46.0%, as compared to the corresponding period in 1998. Excluding the impact of restructuring costs, operating income increased $0.1 million, or 10.8%. This increase resulted from: (1) an increase of $0.8 million attributable to corporate expenses described above; (2) an increase of $0.5 million in same-unit operating income; and (3) an increase of $0.4 million attributable to acquisitions subsequent to March 31, 1998. Excluding the impact of the Southeast Group and Indianapolis operations, same-unit operating income growth amounted to $0.4 million.

     Interest expense. For the six months ended June 30, 1999, interest expense amounted to $1.0 million, including $0.1 million relating to bank fees under the Forbearance Agreement, as compared to interest expense of $0.3 million in the corresponding period in 1998. The increase includes interest of $0.6 million attributable to borrowings under the Credit Facility, which increased to $19.4 million as of June 30, 1999 as compared to $16.4 million as of June 30, 1998.

     Income tax provision. For the six months ended June 30, 1999, due to the Company's cumulative loss position, no income tax provision was recorded. As of June 30, 1999, a valuation allowance was established for the Company's tax benefit based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in SFAS No. 109. In the six months ended June 30, 1998, the income tax provision amounted to $0.5 million, an effective income tax rate of 41.0%.

Liquidity and Capital Resources

     As of June 30, 1999 and December 31, 1998, respectively, the Company had cash and cash equivalents of $1.4 million ($0.4 million restricted as to use) and $0.7 million, and a working capital deficit of $14.9 million and $17.2 million. The working capital deficits as of June 30, 1999 and December 31, 1998, respectively, were due to the classification of borrowings under the Credit Facility of $19.4 million and $20.1 million as current liabilities. To continue its operations through the next 12 months, the Company will need additional financing from sources other than funds received through operations. To that end, the Company is in discussions with its banks that are parties to the Credit Facility concerning a refinancing of the Company's debt. In addition, the Company has retained William Blair & Company LLC as financial advisor to the Company's Board of Directors to assist in evaluating the Company's strategic options.

     For the six months ended June 30, 1999 net cash provided by operating activities amounted to $0.4 million; net cash provided by investing activities amounted to $0.3 million; and net cash used in financing activities amounted to $0.1 million.

     Net cash provided by operating activities primarily represents a decrease in accounts receivable (due primarily to an increase in the rate of cash collections) that was largely offset by payments to vendors and a reduction in accrued expenses, including bank fees and the payment of severance and other expenses relating to the Company's restructuring charges.

     Net cash provided by investing activities represents proceeds from the Southeast Group divestiture and the Company's investments in capital equipment and technology. For the six months ended June 30, 1999, the Company made capital expenditures of $0.2 million, principally production equipment and computer hardware.

     Net cash used in financing activities represents the repayment of borrowings under the Credit Facility of $0.7 million, repayments of other debt assumed in the acquisition of certain businesses of $0.2 million, payment of $0.1 million related to debt financing costs, offset by proceeds from the mortgage of one of the Company's facilities for $0.9 million. The funds used to repay borrowings under the Credit Facility were derived from proceeds received from the Southeast Group divestiture as well as cash provided by operations.

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

     As of December 31, 1998, the Company was in default of certain financial and other covenants under the amended Credit Facility, including cash flow ratios and the requirement for a $5.0 million principal repayment or commitments therefor. On March 29, 1999, the Company entered into a forbearance agreement with the banks that are parties to its Credit Facility (the "Forbearance Agreement"). Pursuant to the Forbearance Agreement, the banks agreed to forbear from exercising their rights and remedies with respect to all existing defaults under the Credit Facility until the earlier of June 30, 1999 or the occurrence of a default under the Forbearance Agreement or an additional default under the Credit Facility. On June 30, 1999, the Forbearance Agreement expired at which time the annual interest rate increased by 1/2%, and the Company has continued its discussions with the banks concerning a refinancing of its debt, however, there can be no assurance that the Company will be able to complete such refinancing.

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

     The Company recognizes that the Year 2000 problem is a serious, enterprise-wide issue. The Company has formed a management team, with active participation by representatives throughout the company, to address Year 2000 issues. Within each business unit, designated personnel have identified and are working to resolve potential Year 2000 issues in the Company's internal operations as well as the products that it provides to its customers. In addition, the Company is communicating with its suppliers to determine the extent to which the systems of the suppliers are equipped to handle Year 2000 issues. The Company believes that appropriate personnel and resources have been assigned to this effort. Continued diligence by the members of the Company's Year 2000 team and appropriate monitoring by and support from senior management are intended to further enhance the Company's efforts to ensure that its business will not be negatively impacted by any Year 2000 issues in any material adverse respect.

     The Company has completed Year 2000 compliance testing on certain of its proprietary software products licensed to clients in accordance with standards promulgated by the British Standards Institute ("BSI"). These standards address that: (i) no value for current date will cause any interruption in operation;
(ii) date-based functionality must behave consistently for dates prior to, during, and after year 2000; (iii) in all interfaces and data storage, the century in any date must be specified either explicitly or by unambiguous algorithms or inferencing rules; and (iv) year 2000 must be recognized as a leap year. Certain software products licensed to clients have been found to comply with these standards. Certain other proprietary software products licensed to clients have not met the BSI Standards, in that such products operate on a third-party platform that has been disclosed as not Year 2000 compliant. The Company has developed and made available to all clients upgraded versions of its proprietary FileTRAX, ScanTRAX and ImageMaxES software which are Year 2000 compliant according to the BSI standards.

     An inventory of exposures of the Company's internal systems has been completed and operational steps necessary to deal with each exposure have been identified. The Company believes it is on schedule to complete its remediation efforts by September 30, 1999, subject to the completion of receiving all third party Year 2000 compliance questionnaires. The Company plans to modify or replace its affected internal systems in a manner that will minimize any detrimental effects on operations. The Company has not undertaken, nor does it intend to undertake, any contingency planning at this time.

     The Company believes that the cost of developing an inventory of potential internal Year 2000 issues, the analysis of that inventory, and remediation of any issues found to cause potential operational problems will not exceed $100,000. While the Company presently believes that the ultimate outcome of any such modifications or replacements will not have a material effect on the Company's current financial position, liquidity or results of operations, information developed as a result of the Company's ongoing remediation effort may result in increased cost estimates and such costs could have a material effect on results of operations.

     In addition to working to make its own internal systems Year 2000 ready, the Company has and will continue to survey its key suppliers to determine the extent to which the systems of such suppliers are Year 2000 compliant and the extent to which the Company could be affected by the failure of such third parties to be Year 2000 compliant. The Company cannot presently estimate the impact of the failure of such parties to be Year 2000 compliant, but to date it has not identified any likely failure that would have a material effect on results of operations.

                          PART II -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

A.   Exhibits:

        27       Financial Data Schedule (filed in electronic format only.)

B.   Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


IMAGEMAX, INC.

BY: /s/ ANDREW R. BACAS                                         August 16, 1999
    ---------------------------                                 ---------------
Andrew R. Bacas                                                       Date
Acting Chief Executive Officer


BY: /s/ MARK P. GLASSMAN                                        August 16, 1999
    --------------------------                                  ---------------
Mark P. Glassman                                                      Date
Chief Financial Officer and Principal Accounting Officer