Form 10-Q
period 1999-09-30
IMAGEMAX INC
filed 1999-11-15
CIK 1046032

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the Quarterly Period Ended SEPTEMBER 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              For the Transition Period From _________ to _________

                         COMMISSION FILE NUMBER 0-23077

                             ----------------------

                                 IMAGEMAX, INC.
             (Exact name of Registrant as specified in its charter)

           PENNSYLVANIA                                   23-2865585
           ------------                                   ----------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

    1100 E. HECTOR STREET, SUITE 396
       CONSHOHOCKEN, PENNSYLVANIA                           19428
       --------------------------                           -----
(Address of principal executive offices)                  (Zip Code)

                                 (610) 832-2111
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes       X  No
                                      -----       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 5, 1999:

Common Stock, no par value                                    6,621,316
--------------------------                                    ---------
          Class                                           Number of Shares

                         IMAGEMAX, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements (Unaudited)

        Consolidated Statements of Operations...........................   1

        Consolidated Balance Sheets.....................................   2

        Consolidated Statements of Cash Flows...........................   3

        Notes to Consolidated Financial Statements......................   4

    Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations.............................   8

PART II - OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K...........................   13

SIGNATURES..............................................................   14

                         IMAGEMAX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands except per share amounts)

                                                            Three Months                       Nine Months
                                                         Ended September 30,               Ended September 30,
                                                         -------------------               -------------------
                                                       1999              1998            1999               1998
                                                       ----              ----            ----               ----
Revenues:
  Services.....................................      $  11,620        $   13,765      $   36,224         $   36,015
  Products.....................................          2,847             4,149            9,396            11,443
                                                    ----------        ----------      -----------        ----------

                                                        14,467            17,914           45,620            47,458
                                                     ---------        ----------      -----------        ----------

Cost of revenues:
  Services.....................................          7,256             9,299           22,145            24,039
  Products.....................................          1,863             2,702            6,051             7,457
  Depreciation.................................            460               415            1,338             1,039
                                                   -----------        ----------      -----------        ----------

                                                         9,579            12,416           29,534            32,535
                                                    ----------        ----------      -----------        ----------

     Gross profit..............................          4,888             5,498           16,086            14,923
Selling and administrative expenses............          3,729             5,358           12,417            12,686
Amortization of intangibles....................            452               484            1,348             1,125
Restructuring costs............................             --               925              827               925
                                                --------------        ----------      -----------        ----------

     Operating income (loss)...................            707           (1,269)            1,494               187
Interest expense...............................            616               432            1,620               744
                                                  ------------        ----------      -----------        ----------

     Income (loss) before income taxes.........             91           (1,701)             (126)             (557)
Income tax benefit.............................             --             (468)               --                --
                                                --------------        ---------       -----------        ----------

Net income (loss)..............................      $      91        $   (1,233)     $      (126)       $     (557)
                                                     =========        ==========      ===========        ==========

Basic and diluted net income (loss)
      per share................................      $    0.01        $    (0.20)     $     (0.02)       $    (0.09)
                                                     =========        ==========      ===========        ==========
Shares used in computing basic
      net income (loss) per share..............          6,607             6,321            6,565             5,922
                                                    ==========     =============     ============      ============

Shares used in computing diluted
      net income (loss) per share..............          6,616             6,321            6,565             5,922
                                                    ==========     =============     ============      ============



   The accompanying notes are an integral part of these financial statements.

                         IMAGEMAX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (Unaudited, in thousands except share amounts)



                                                                                      September 30,        December 31,
                                                                                          1999                 1998
                                                                                          ----                 ----
                                  ASSETS
Current assets:
   Cash and cash equivalents.......................................................      $  1,474             $     736
   Accounts receivable, net of allowance for doubtful
       accounts of $337 and $600 as of September 30, 1999 and
       December 31, 1998, respectively.............................................         9,323                11,801
   Inventories.....................................................................         2,105                 2,185
   Prepaid expenses and other......................................................           714                   609
                                                                                         --------              --------

       Total current assets........................................................        13,616                15,331

Property, plant and equipment, net.................................................         5,954                 7,036
Intangibles, primarily goodwill, net...............................................        44,921                46,607
Other assets.......................................................................           369                   600
                                                                                         --------              --------

                                                                                         $ 64,860              $ 69,574
                                                                                         ========              ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt and current portion of long-term debt...........................      $ 18,627              $ 20,239
   Accounts payable................................................................         3,086                 4,472
   Accrued expenses................................................................         3,629                 5,248
   Deferred revenue................................................................         1,725                 2,600
                                                                                         --------              --------

       Total current liabilities...................................................        27,067                32,559
                                                                                         --------              --------

Long-term debt.....................................................................         1,019                   257
                                                                                         --------              --------

Other long-term liabilities........................................................            71                   106
                                                                                         --------              --------
Shareholders' equity:
   Preferred stock, no par value, 10,000,000 shares
       authorized, none issued.....................................................            --                    --
   Common stock, no par value, 40,000,000 shares authorized,
       6,621,316 and 6,479,739 shares issued and outstanding
       as of September 30, 1999 and December 31, 1998, respectively................        52,822                52,645
   Accumulated deficit.............................................................       (16,119)              (15,993)
                                                                                         --------              --------

       Total shareholders' equity..................................................        36,703                36,652
                                                                                         --------              --------

                                                                                         $ 64,860              $ 69,574
                                                                                         ========              ========


   The accompanying notes are an integral part of these financial statements.

                         IMAGEMAX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                Nine Months
                                                                           Ended September 30,
                                                                           -------------------
                                                                            1999          1998
                                                                            ----          ----
Cash flows from operating activities:
  Net loss.............................................................  $    (126)    $    (557)
  Adjustments to reconcile net loss to net cash
     provided by operating activities-
     Depreciation and amortization of intangibles......................      2,686         2,164
     Amortization of deferred financing costs..........................         --            66
     Changes in operating assets and liabilities,
     excluding effect of businesses acquired
     and Southeast Group divestiture-
        Accounts receivable, net.......................................      2,478        (2,208)
        Inventories....................................................         80          (223)
        Prepaid expenses and other.....................................       (105)         (146)
        Other assets...................................................        231            39
        Accounts payable...............................................       (940)          437
        Accrued expenses...............................................     (1,665)          501
        Deferred revenue...............................................       (875)          200
                                                                         ---------     ---------
           Net cash provided by operating activities...................      1,764           273
                                                                         ---------     ---------

Cash flows from investing activities:
  Proceeds from Southeast Group divestiture............................        563            --
  Purchases of property and equipment..................................       (227)       (2,683)
  Payments for businesses acquired, net of cash acquired...............         --       (16,445)
                                                                         ---------     ---------
           Net cash provided by (used in) investing activities.........        336       (19,128)
                                                                         ---------     ---------

Cash flows from financing activities:
  Net borrowings (repayments) under line of credit.....................     (1,589)       19,325
  Payment of deferred financing costs..................................       (100)         (693)
  Proceeds from mortgage transaction...................................        900            --
  Principal payments on debt and capital lease
     obligations.......................................................       (219)         (524)
  Proceeds from issuance of common stock...............................         92            --
                                                                         ---------     ---------
           Net cash provided by (used in) financing activities.........       (916)       18,108
                                                                         ---------     ---------

Net increase (decrease) in cash and cash equivalents...................      1,184          (747)
Cash and cash equivalents, beginning of period                                 736         1,310
                                                                         ---------    ----------
Cash and cash equivalents, end of period...............................  $   1,920     $     563
                                                                         =========     =========

Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest..........................................................  $   1,683     $     505
                                                                         =========     =========

     Income taxes......................................................  $      56     $     204
                                                                         =========     =========


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

     The accompanying unaudited consolidated financial statements include the accounts of ImageMax and its subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since inception, and as of September 30, 1999, had an accumulated deficit of $16.1 million. In addition, as more fully described in Note 5, ImageMax is in default of its credit facility with its banks under which it had borrowings of $18.5 million as of September 30, 1999. The Company has executed an interim forbearance agreement with the banks as described in Note 5. Management is currently in discussions with various banks concerning a refinancing of the Company's debt. If the Company is not able to favorably restructure its financing in a timely manner or if it continues to incur significant operating losses, the Company may not be able to sustain its operations and continue as a going concern. The consolidated balance sheet as of December 31, 1998 has been derived from the Company's consolidated financial statements that have been audited by the Company's independent public accountants. The Company's independent public accountants, Arthur Andersen LLP, have stated in their audit report included in the Company's Annual Report on Form 10-K, as amended, for the year ending December 31, 1998 that the events of default under the Company's credit facility raise substantial doubt about the Company's ability to continue as a going concern.

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, unaudited interim financial statements such as those in this report allow certain information and footnotes required by generally accepted accounting principles for year end financial statements to be excluded. The Company believes all adjustments necessary for a fair presentation of these interim financial statements have been included and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These interim financial statements should be read in conjunction with the Company's pro forma and historical financial statements and notes thereto included in its Annual Report on Form 10-K, as amended, for the year ending December 31, 1998.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     There were no changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of Notes to Consolidated Financial Statements of ImageMax, Inc. and Subsidiaries included in the Company's Annual Report on Form 10-K, as amended, for the year ending December 31, 1998.

3. ACQUISITIONS AND DIVESTITURES:

     In January 1999, the Company completed its divestiture of the Southeast Group with the sale of the Cayce, SC and Cleveland, TN business units. As of December 31,1998, the Company recorded a loss on the sale of these business units as part of a total charge of $4,995,000, including a write off of $4,229,000 in related goodwill. Revenues and operating losses, respectively, of the former Southeast Group amounted to $113,000 and $15,000 for the nine months ended September 30, 1999 and $3,359,000 and $498,000 for the nine months ended September 30, 1998.

     In March 1999, management decided to close the Company's underperforming Indianapolis, IN business unit. The closing of this business unit was substantially completed in May 1999. As of September 30, 1999, the Company recorded a loss relating to the closing of $557,000, primarily a write off in related goodwill of $300,000, severance payments and lease termination costs. Revenues and operating losses, respectively, of the former Indianapolis operation amounted to $498,000 and $467,000 for the nine months ended September 30, 1999 and $2,487,000 and $266,000 for the nine months ended September 30, 1998.

     In the first eight months of 1998, the Company acquired 13 document management services companies. The following unaudited pro forma information, which excludes the results of the former Southeast Group and Indianapolis operations (but inclusive of restructuring charges), shows the results of the Company's operations in accordance with APB No. 16, "Business Combinations," for the nine months ended September 30, 1999 and 1998 as though the acquisitions had occurred as of January 1, 1998:

                                                        NINE MONTHS
                                                     ENDED SEPTEMBER 30,
                                                     -------------------
                                                  1999                 1998
                                                  ----                 ----

Total revenue............................    $ 45,009,000          $ 46,695,000
Operating income.........................    $  1,977,000          $  1,973,000
Net income...............................    $    357,000          $  1,229,000
Basic and diluted net income per share...    $       0.05          $       0.21

     The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had these acquisitions taken place as of January 1, 1998, or the results that may occur in the future.

4. RESTRUCTURING COSTS:

     For the nine months ended September 30, 1999, the Company recorded a restructuring charge of $827,000 related to the closing of the Indianapolis business unit (comprising $557,000, including a write off of $300,000 in related goodwill) and executive severance payments. As of September 30, 1999 and December 31, 1998, respectively, accrued restructuring charges (classified as accrued expenses) amounted to $530,000 and $1,124,000, of which $456,000 and $1,120,000 related to severance payments with the remaining amount attributable to lease termination costs. During the nine months ended September 30, 1999, the Company paid $1,121,000 of accrued restructuring charges, of which $1,021,000 related to severance payments with the remaining $100,000 attributable to lease termination costs.

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

     An amendment to the Credit Facility dated November 16, 1998 amended certain financial covenants for future periods, reduced the amount available under the Credit Facility to the amount ($20.1 million) outstanding on November 6, 1998, changed the maturity date to December 1, 1999 from December 31, 2002, required a $5.0 million principal repayment or commitments therefor by December 31, 1998, required all borrowings to bear an interest rate of prime plus an applicable margin and changed other provisions.

     As of December 31, 1998, the Company was in default of certain financial and other covenants under the amended Credit Facility, including cash flow ratios and the requirement for a $5.0 million principal repayment or commitments therefor. On March 29, 1999, the Company entered into a forbearance agreement with the banks that are parties to its Credit Facility (the "Forbearance Agreement"). Pursuant to the Forbearance Agreement, the banks agreed to forbear from exercising their rights and remedies with respect to all existing defaults under the Credit Facility until the earlier of June 30, 1999 or the occurrence of a default under the Forbearance Agreement or an additional default under the Credit Facility. On June 30, 1999, the Forbearance Agreement expired. On September 30, 1999, the Company entered into an interim forbearance agreement (the "Interim Agreement") with the banks that are parties to its Credit Facility. Pursuant to the Interim Agreement, the banks have agreed to forbear from exercising their rights and
                                        5
remedies with respect to all existing defaults under the Credit Facility until the earlier of April 1, 2000 or the occurrence of a default under the Interim Agreement or any additional default under the Credit Facility.

     Under the terms of the Interim Agreement, the amount available under the Credit Facility is reduced to $18.5 million, the amount outstanding on September 30, 1999. The outstanding amount under the Credit Facility will now bear interest at the prime rate plus two percent (2%) per annum (effective rate of 10.25% as of September 30, 1999). Principal repayments of $50,000, $75,000, and $100,000 are due January 1, February 1, and March 1, 2000, respectively, with all remaining sums payable on April 1, 2000.

     In addition, pursuant to the Interim Agreement, the Company: (i) shall not make capital expenditures in excess of $250,000 per quarter on a non-cumulative basis; (ii) shall maintain a minimum shareholders' equity of at least $35 million; (iii) shall not declare or pay any dividends; and (iv) shall not incur any additional indebtedness in excess of $10,000 without the permission of its banks. The Company has continued its discussions with various banks concerning the possible refinancing of its debt.

     During the nine months ended September 30, 1999, the Company made $1,589,000 in principal repayments under the Credit Facility from proceeds received from the Southeast Group divestiture, proceeds from a mortgage transaction as described below, and cash provided by operations.

     In connection with the acquisition of certain businesses, the Company assumed debt of approximately $600,000 (net of repayments from proceeds from the Offering), representing notes payable, capital lease obligations and other indebtedness. As of September 30, 1999, $189,000 was outstanding under this indebtedness.

     In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to a Company-owned property that houses a business unit operation. The Company received $869,000 in proceeds, net of closing costs, from the transaction. In July 1999, the $869,000 was applied to the balance of the Credit Facility. Interest on the loan is at the greater of 8.50% or the U.S. Treasury rate plus 375 basis points (9.806 % at September 30, 1999). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $10,000.

6. INCOME TAXES:

     As of September 30, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $3.6 million. The net operating loss carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses for financial and income tax reporting purposes, as well as, the nondeductibility of special compensation, acquired research and development charges, losses on the sale of business units and goodwill amoritization. As of September 30, 1999, a valuation allowance was established for the Company's tax benefit based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in Statement of Financial Accounting Standards ("SFAS") No. 109.

7. EARNINGS PER SHARE:

     The Company has presented net income (loss) per share pursuant to SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share ("Basic EPS") is computed by dividing the net income (loss) for the period by the weighted average number of shares of Common stock outstanding for the period. Diluted earnings per share ("Diluted EPS") is computed by dividing net income (loss) for the period by the weighted average number of shares of Common stock and Common stock equivalents outstanding during the period. For the quarter ended September 30, 1999, the weighted average number of shares used to compute Diluted EPS includes common stock equivalents. For all other periods presented, common stock equivalents are not included, as their effect is antidilutive and, as such, Basic EPS and Diluted EPS are the same.

8. INTANGIBLE ASSETS:

     The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of intangibles assets should be revised or that the remaining balance of such assets may not be recoverable. When the Company concludes it is necessary to evaluate its long-lived assets, including intangibles, for impairment, the Company will use an estimate of the related undiscounted cash flow as the basis to determine whether impairment has occurred. If such a determination indicates an impairment loss has occurred, the Company will utilize the valuation method which measures fair value based on the best information available under the circumstances. As of September 30, 1999, the Company believes that no revisions of the remaining useful lives or write-downs of intangible assets are required.

9. COMPREHENSIVE INCOME:

     The Company has reviewed SFAS No. 130 and has determined that for the quarters and nine months ended September 30, 1999 and 1998, no items meeting the definition of comprehensive income as specified in SFAS No. 130 existed in the consolidated financial statements. As such, no disclosure is necessary to comply with SFAS No. 130.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, this Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "expect", "intend", and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in "Business--Risk Factors" as disclosed in the Company's Annual Report on Form 10-K, as amended, for the year ending December 31, 1998 and other ImageMax filings with the Securities and Exchange Commission, and risks associated with the results of the continuing operations of ImageMax. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

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

HISTORICAL RESULTS OF OPERATIONS

     The results of operations include the revenues, cost of revenues and S&A expenses of the companies acquired in connection with the Offering from January 1, 1998, and for acquisitions subsequent to the Offering from the date of their acquisition. Acquisitions that were completed by June 30, 1998 and March 31, 1998, respectively, are analyzed as "same-unit" results for purposes of comparing historical results of operations for the three months and nine months ended September 30, 1999. Results of operations excluding the Southeast Group and the Indianapolis business unit are explained in some cases due to the fact that these units were, respectively, divested and closed prior to September 30, 1999.

     These interim financial statements should be read in conjunction with the Company's pro forma and historical financial statements and notes thereto included in its Annual Report on Form 10-K, as amended, for the year ending December 31, 1998. The Company's independent public accountants, Arthur Andersen, LLP, have stated in their audit report included in the Company's Annual Report on Form 10-K, as amended, for the year ending December 31, 1998 that the events of default under the Company's credit facility raise substantial doubt about the Company's ability to continue as a going concern.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

     Total revenues. For the three months ended September 30, 1999, total revenues decreased $3.4 million, or 19.2%, as compared to the corresponding period in 1998. This decrease was due to a product revenue decrease of 31.4% and a service revenue decrease of 15.6%. For the three months ended September 30, 1999, service revenue and product revenue, respectively, comprised 80.3% and 19.7% of total revenues, as compared to 76.8% and 23.2% in the corresponding period in 1998.

     The decrease in total revenues was comprised of a same-unit revenue decrease of $3.7 million (primarily attributed to the divested Southeast Group and closed Indianapolis operations) and an offsetting $0.3 million increase attributable to acquisitions subsequent to June 30, 1998. Excluding the impact of the divested Southeast Group and closed Indianapolis operations, same-unit revenue decreased $1.0 million. The decrease relates to volume declines in offshore data entry revenue and declines in product sales volumes.

     Gross profit. For the three months ended September 30, 1999, gross profit decreased by $0.6 million, or 11.1%, as compared to the corresponding period in 1998, while as a percentage of total revenues, gross profit increased to 33.8% from 30.7%. These changes were partially due to the divestiture of the underperforming Southeast Group and closing of the Indianapolis operations prior to the third quarter of 1999. Excluding the effect of the Southeast Group and Indianapolis operations, same-unit gross profit decreased $0.4 million, which relates primarily to volume decreases in software sales.

     Selling and administrative expenses. For the three months ended September 30, 1999, S&A expenses decreased by $1.6 million, or 30.4%, as compared to the corresponding period in 1998. This decrease resulted from: (1) a decrease of $0.4 million in corporate expenses; and (2) a decrease of $1.2 million in same-unit S&A expenses, primarily related to the elimination of the

Southeast Group and Indianapolis operations. The decrease in corporate expenses relates primarily to changes in organizational structure related to headcount and the Company's restructuring efforts effected in late 1998 and early 1999. Excluding the results of the Southeast Group and Indianapolis operations, same-unit S&A decreased $0.6 million. The decrease is partially attributable to the migration to a regional structure in the West and Midwest, as well as a reduction in S&A at several units related to administrative and sales force reductions.

     Operating income. For the three months ended September 30, 1999, operating income increased by $2.0 million, as compared to the corresponding period in 1998. This increase resulted from: (1) a restructuring charge in the third quarter of 1998 of $0.9 million with no corresponding charge in the third quarter of 1999; (2) a decrease of $0.4 million attributable to corporate expenses; (3) an increase of $0.6 million in same-unit operating income; and (4) an increase of $0.1 million attributable to acquisitions subsequent to June 30, 1998. Excluding the impact of the Southeast Group and Indianapolis operations, same-unit operating income increased $0.2 million, or 17.3%. This increased efficiency resulted in same-unit operating income, excluding the results of the Southeast Group and Indianapolis operations, which was 11.3% of sales in the third quarter of 1999, versus 9.0% in the same period of 1998. This increase was due to a higher mix of service sales as opposed to product sales and cost savings in S&A expenses as described above.

     Interest expense. For the three months ended September 30, 1999, interest expense amounted to $0.6 million, including $0.1 million relating to bank fees under the Interim Agreement, as compared to $0.4 million in the corresponding period in 1998. The increase includes interest of $0.1 million attributable to borrowings under the Credit Facility, which retained a higher overall balance and interest rate during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The balance of the Credit Facility was $18.5 million as of September 30, 1999 as compared to $19.3 million as of September 30, 1998.

     Income tax provision. For the three months ended September 30, 1998 and 1999, due to the Company's cumulative loss position, no income tax provision was recorded. As of September 30, 1998 and 1999, a valuation allowance was established for the Company's tax benefit based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in SFAS No. 109. The Company recognized an income tax benefit of $0.5 million in the third quarter of 1998 due to the cumulative loss position of the Company at September 30, 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

     Total revenues. For the nine months ended September 30, 1999, total revenues decreased $1.8 million, or 3.9%, as compared to the corresponding period in 1998. This decrease is due to a decrease in product revenue of 17.9% partially offset by a service revenue increase of 0.6%. For the nine months ended September 30, 1999, service revenue and product revenue, respectively, comprised 79.4% and 20.6% of total revenues, as compared to 75.9% and 24.1% in the corresponding period in 1998.

     The decrease in total revenues was comprised of a same-unit revenue decrease of $7.0 million (primarily attributed to the eliminated Southeast Group and Indianapolis operations) and an offsetting $5.2 million increase attributable to acquisitions subsequent to March 31, 1998. Excluding the impact of the Southeast Group and Indianapolis operations, same-unit revenue decreased $0.4 million. The decrease relates to volume declines in product sales volumes.

     Gross profit. For the nine months ended September 30, 1999, gross profit increased by $1.2 million, or 7.8%, as compared to the corresponding period in 1998, while as a percentage of total revenues, gross profit increased to 35.2% from 31.4%. These increases were due to an increase of $1.9 million (3.9% of revenues) attributable to acquisitions subsequent to March 31, 1998 offset by a decrease of $0.6 million attributable to same-unit gross profit decreases, and by a $0.1 million decrease attributable to corporate expenses. Excluding the impact of the Southeast Group and Indianapolis operations, same-unit gross profit growth was $0.5 million, primarily due to improved production efficiencies in the Virginia business unit and an offsetting decline resulting from a lower volume of digital imaging software sales and associated development costs.

     Selling and administrative expenses. For the nine months ended September 30, 1999, S&A expenses decreased by $0.3 million, or 2.1%, as compared to the corresponding period in 1998. This decrease resulted from: (1) a decrease of $1.8 million in same-unit S&A expenses; (2) an offsetting increase of $0.2 million in corporate expenses; and (3) an offsetting increase of $1.3 million attributable to acquisitions subsequent to March 31, 1998. The increase in corporate expenses relates primarily to company-wide incentive compensation expense, increased travel expenses and other costs associated with pursuing strategic alternatives. Excluding the impact of the Southeast Group and Indianapolis operations, same-unit S&A decreased $0.3 million. The decrease is partially attributable to the migration to a regional structure in the West and Midwest, as well as a reduction in S&A at several units related to administrative and sales force reductions.

     Restructuring costs. For the nine months ended September 30, 1999, the Company recorded a restructuring charge of $0.8 million, attributable to the closing of the Indianapolis business unit (totaling $0.6 million, including a write-off in related goodwill of $0.3 million, severance payments, and lease termination costs) and executive severance payments. For the nine months ended September

30, 1998, the Company recorded a restructuring charge of $0.9 million, primarily for severance payments related to headcount reductions at the corporate office and facility costs associated with business unit consolidations.

     Operating income. For the nine months ended September 30, 1999, operating income increased by $1.3 million, or 698.9%, as compared to the corresponding period in 1998. Excluding the impact of restructuring costs, operating income increased $1.2 million, or 108.7%. This increase resulted from: (1) an increase of $1.1 million in same-unit operating income; (2) an increase of $0.5 million attributable to acquisitions subsequent to March 31, 1998; and (3) an offsetting increase in corporate expenses of $0.4 million. Excluding the impact of the Southeast Group and Indianapolis operations, same-unit operating income growth amounted to $0.7 million, or 18.3%. This increased efficiency resulted in same-unit operating income, excluding the results of the Southeast Group and Indianapolis operations, which was 13.0% of sales for the first nine months of 1999, versus 10.9% in the same period of 1998. This increase was due to a higher mix of service sales as opposed to product sales, efficiencies at the Virginia business unit as described above, and cost savings in S&A expenses also as described above.


     Interest expense. For the nine months ended September 30, 1999, interest expense amounted to $1.6 million, including $0.2 million relating to bank fees under the Forbearance Agreement and Interim Agreement, as compared to interest expense of $0.7 million in the corresponding period in 1998. The increase includes interest of $0.7 million attributable to borrowings under the Credit Facility, which retained a higher overall balance and interest rate during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The balance of the Credit Facility was $18.5 million as of September 30, 1999 as compared to $19.3 million as of September 30, 1998.

     Income tax provision. For the nine months ended September 30, 1999 and 1998, due to the Company's cumulative loss position, no income tax provision was recorded. As of September 30, 1999 and 1998, a valuation allowance was established for the Company's tax benefit based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in SFAS No. 109.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999 and December 31, 1998, respectively, the Company had cash and cash equivalents of $1.5 million and $0.7 million, and a working capital deficit of $13.5 million and $17.2 million. The working capital deficits as of September 30, 1999 and December 31, 1998, respectively, were due to the classification of borrowings under the Credit Facility of $18.5 million and $20.1 million as current liabilities as a result of the Company being in default of certain financial and other covenants, as described below. The Company has entered into the Interim Agreement pursuant to which the Company has agreed to make scheduled repayments of principal beginning January 1, 2000 and repay the entire principal on or before April 1, 2000. Although the Company is generating positive cash flow from operations, to continue its operations through the next 12 months, the Company will need additional financing from sources other than funds received through operations to meet these obligations. To that end, the Company is in discussions with various banks and other third parties concerning the possibility of refinancing the Company's debt and has retained William
Blair & Company LLC as financial advisor to the Company's Board of Directors to assist in evaluating the Company's strategic alternatives. There can be no assurance that the Company will be able to refinance its debt in a timely manner.

     For the nine months ended September 30, 1999, net cash provided by operating activities amounted to $1.8 million; net cash provided by investing activities amounted to $0.3 million; and net cash used in financing activities amounted to $0.9 million.

     Net cash provided by operating activities primarily represents a decrease in accounts receivable (due primarily to an increase in the rate of cash collections) that was largely offset by payments to vendors and a reduction in accrued expenses, including bank fees and the payment of severance and other expenses relating to the Company's restructuring charges. The increase in net cash provided by operating activities for the nine months ended September 30, 1999 relative to September 30, 1998 is primarily due to the divestiture of the Southeast Group and the closing of the Indianapolis operations in addition to overall increases in existing operations.

     Net cash provided by investing activities represents proceeds from the Southeast Group divestiture and the Company's investments in capital equipment and technology. For the nine months ended September 30, 1999, the Company made capital expenditures of $0.2 million, principally on production equipment and computer hardware.

     Net cash used in financing activities represents the repayment of borrowings under the Credit Facility of $1.6 million, repayments of other debt assumed in the acquisition of certain businesses of $0.2 million, payment of $0.1 million related to debt financing costs, offset by proceeds from the mortgage of one of the Company's facilities for $0.9 million. The funds used to repay borrowings under the Credit Facility were derived from proceeds received from the Southeast Group divestiture, proceeds from the mortgage of one of the Company's facilities, as well as cash provided by operations.

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

     As of December 31, 1998, the Company was in default of certain financial and other covenants under the amended Credit Facility, including cash flow ratios and the requirement for a $5.0 million principal repayment or commitments therefor. On March 29, 1999, the Company entered into the Forbearance Agreement with the banks that are parties to its Credit Facility. Pursuant to the Forbearance Agreement, the banks agreed to forbear from exercising their rights and remedies with respect to all existing defaults under the Credit Facility until the earlier of June 30, 1999 or the occurrence of a default under the Forbearance Agreement or an additional default under the Credit Facility. On June 30, 1999, the Forbearance Agreement expired. On September 30, 1999, the Company entered into the Interim Agreement with the banks that are parties to its Credit Facility. Pursuant to the Interim Agreement, the banks have agreed to forbear from exercising their rights and remedies with respect to all existing defaults under the Credit Facility until the earlier of April 1, 2000 or the occurrence of a default under the Interim Agreement or any additional default under the Credit Facility.

     Under the terms of the Interim Agreement, the amount available under the Credit Facility is reduced to $18.5 million, the amount outstanding on September 30, 1999. The outstanding amount under the Credit Facility will now bear interest at the prime rate plus two percent (2%) per annum (effective rate of 10.25% as of September 30, 1999). Principal repayments of $50,000, $75,000, and $100,000 are due January 1, February 1, and March 1, 2000, respectively, with all remaining sums payable on April 1, 2000.

     In addition, pursuant to the Interim Agreement, the Company: (i) shall not make capital expenditures in excess of $250,000 per quarter on a non-cumulative basis; (ii) shall maintain a minimum shareholders' equity of at least $35 million; (iii) shall not declare or pay any dividends; and (iv) shall not incur any additional indebtedness in excess of $10,000 without the permission of its banks. The Company has continued its discussions with various banks and other third parties concerning the possible refinancing of its debt.

     The Company plans to selectively invest in equipment and technology to meet the needs of its operations and to improve its operating efficiency, within the confines of these limitations.

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

     The Company recognizes that the Year 2000 problem is a serious, enterprise-wide issue. The Company has formed a management team, with active participation by representatives throughout the company, to address Year 2000 issues. Within each business unit, designated personnel have identified and substantially resolved potential Year 2000 issues in the Company's internal operations as well as the products that it provides to its customers. In addition, the Company has communicated with its key suppliers to determine the extent to which the systems of the suppliers are equipped to handle Year 2000 issues. The Company believes that appropriate personnel and resources have been assigned to this effort. Continued diligence by the members of the Company's Year 2000 team and appropriate monitoring by and support from senior management are intended to further enhance the Company's efforts to ensure that its business will not be negatively impacted by any Year 2000 issues in any material adverse respect.

     The Company has completed Year 2000 compliance testing on its proprietary software products licensed to clients in accordance with standards promulgated by the British Standards Institute ("BSI"). These standards address that: (i) no value for current date will cause any interruption in operation;
(ii) date-based functionality must behave consistently for dates prior to, during, and after year 2000; (iii) in all interfaces and data storage, the century in any date must be specified either explicitly or by unambiguous algorithms or inferencing rules; and (iv) Year 2000 must be recognized as a leap year. Certain software products licensed to clients have been found to comply with these standards. Certain other proprietary software products licensed to clients have not met the BSI Standards, in that such products operate on a third-party platform that has been disclosed as not Year 2000 compliant. The Company has developed and made available to all clients upgraded versions of its proprietary FileTRAX, ScanTRAX and ImageMaxES software which are Year 2000 compliant according to the BSI standards.

     An inventory of exposures of the Company's internal systems has been completed and operational steps necessary to deal with each exposure have been identified. The Company believes that it has substantially completed its remediation efforts as of September 30, 1999. The Company has substantially completed any modifications or replaced its affected internal systems in a manner that it believes will minimize any detrimental effects on operations. These systems include the Company's production systems and equipment, telecommunications equipment, and computers and network equipment in both the production and administration areas. The Company has not undertaken and has no plans to undertake any contingency planning.

     The cost to date of developing an inventory of potential internal Year 2000 issues, the analysis of that inventory, and remediation of the issues found to cause potential operational problems has been approximately $100,000. While the Company presently believes that the ultimate outcome of any such modifications or replacements will not have a material effect on the Company's current financial position, liquidity or results of operations, information obtained as a result of unanticipated circumstances may result in increased costs.

     In addition to working to make its own internal systems Year 2000 ready, the Company has surveyed its key suppliers to determine the extent to which the systems of such suppliers are Year 2000 compliant and the extent to which the Company could be affected by the failure of such third parties to be Year 2000 compliant. The Company cannot presently estimate the impact of the failure of such parties to be Year 2000 compliant, but to date it has not identified any likely failure that would have a material effect on results of operations. However, the Company recognizes that it is highly dependent on the utilities industry in order to perform its core production activities. Accordingly, failure of the Company's utilities' vendors to supply adequate service could have a material adverse effect on the Company's financial position, liquidity or results of operations.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. Exhibits:

   27   Financial Data Schedule (filed in electronic format only.)

B. Reports on Form 8-K:

   1. The Company filed a Form 8-K on October 7, 1999 reporting that the Company had entered into the Interim Agreement with the banks that are the parties to the Company's Credit Facility.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEMAX, INC.


BY: /S/ ANDREW R. BACAS                                                     November 15, 1999
    -------------------                                                     -----------------
Andrew R. Bacas                                                                   Date
Chief Executive Officer

BY: /S/ MARK P. GLASSMAN                                                    November 15, 1999
    --------------------                                                    -----------------
Mark P. Glassman                                                                  Date
Chief Financial Officer and Principal Accounting Officer