Form 10-Q/A
period 1999-09-30
IMAGEMAX INC
filed 1999-12-21
CIK 1046032

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 17, 1999:


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

                         IMAGEMAX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                Nine Months
                                                                           Ended September 30,
                                                                           -------------------
                                                                            1999          1998
                                                                            ----          ----

Cash flows from operating activities:
  Net loss.............................................................  $    (126)    $    (557)
  Adjustments to reconcile net loss to net cash
     provided by operating activities-
     Depreciation and amortization of intangibles......................      2,686         2,164
     Amortization of deferred financing costs..........................         --            66
     Changes in operating assets and liabilities,
     excluding effect of businesses acquired
     and Southeast Group divestiture-
        Accounts receivable, net.......................................      2,478        (2,208)
        Inventories....................................................         80          (223)
        Prepaid expenses and other.....................................       (105)         (146)
        Other assets...................................................        231            39
        Accounts payable...............................................     (1,386)          437
        Accrued expenses...............................................     (1,665)          501
        Deferred revenue...............................................       (875)          200
                                                                         ---------     ---------
           Net cash provided by operating activities...................      1,318           273
                                                                         ---------     ---------


Cash flows from investing activities:
  Proceeds from Southeast Group divestiture............................        563            --
  Purchases of property and equipment..................................       (227)       (2,683)
  Payments for businesses acquired, net of cash acquired...............         --       (16,445)
                                                                         ---------     ---------
           Net cash provided by (used in) investing activities.........        336       (19,128)
                                                                         ---------     ---------

Cash flows from financing activities:
  Net borrowings (repayments) under line of credit.....................     (1,589)       19,325
  Payment of deferred financing costs..................................       (100)         (693)
  Proceeds from mortgage transaction...................................        900            --
  Principal payments on debt and capital lease
     obligations.......................................................       (219)         (524)
  Proceeds from issuance of common stock...............................         92            --
                                                                         ---------     ---------
           Net cash provided by (used in) financing activities.........       (916)       18,108
                                                                         ---------     ---------


Net increase (decrease) in cash and cash equivalents...................        738          (747)
Cash and cash equivalents, beginning of period                                 736         1,310
                                                                         ---------    ----------
Cash and cash equivalents, end of period...............................  $   1,474     $     563
                                                                         =========     =========


Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest..........................................................  $   1,683     $     505
                                                                         =========     =========

     Income taxes......................................................  $      56     $     204
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


     For the nine months ended September 30, 1999, net cash provided by operating activities amounted to $1.3 million; net cash provided by investing activities amounted to $0.3 million; and net cash used in financing activities amounted to $0.9 million.


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



BY: /S/ ANDREW R. BACAS                                                     December 21, 1999
    -------------------                                                     -----------------
Andrew R. Bacas                                                                   Date
Chief Executive Officer


BY: /S/ MARK P. GLASSMAN                                                    December 21, 1999
    --------------------                                                    -----------------
Mark P. Glassman                                                                  Date
Chief Financial Officer and Principal Accounting Officer