Form 10-K
period 1999-12-31
IMAGEMAX INC
filed 2000-03-30
CIK 1046032

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED], FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 0-23077


                                 IMAGEMAX, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 PENNSYLVANIA                                    23-2865585
                 ------------                                    ----------
(State or other jurisdiction of incorporation or              (I.R.S. Employer
                  organization)                              Identification No.)


455 PENNSYLVANIA AVENUE, SUITE 128, FORT WASHINGTON, PENNSYLVANIA       19034
-----------------------------------------------------------------       -----
            (Address of principal executive offices)                  (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (215) 628-3600

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $9,942,639 as of March 22, 2000. On March 22, 2000 the Registrant had outstanding 6,633,681 shares of Common Stock, no par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

ITEM                                                                                                       PAGE
----                                                                                                       ----

PART I....................................................................................................   1
         Item 1.      Business............................................................................   1
         Item 2.      Properties..........................................................................  12
         Item 3.      Legal Proceedings...................................................................  13
         Item 4.      Submission of Matters to a Vote of Security Holders.................................  13
         Item 4(a).   Executive Officers of the Registrant................................................  14

PART II...................................................................................................  15
         Item 5.      Market for Registrant's Common Equity and Related
                      Shareholder Matters ................................................................  15
         Item 6.      Selected Consolidated Financial Data................................................  15
         Item 7.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.................................................  17
         Item 8.      Financial Statements and Supplementary Data.........................................  26
         Item 9.      Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.................................................  26

PART III..................................................................................................  27
         Item 10.     Directors and Executive Officers of Registrant......................................  27
         Item 11.     Executive Compensation..............................................................  27
         Item 12.     Security Ownership of Certain Beneficial Owners and
                      Management..........................................................................  27
         Item 13.     Certain Relationships and Related Transactions......................................  27

PART IV...................................................................................................  28
         Item 14.     Exhibits, Financial Statement Schedules and Reports
                      on Form 8-K.........................................................................  28


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

Prior to the Offering, ImageMax did not conduct any material operations. As of March 22, 2000, the Company operated 14 business units in 15 states, employed approximately 1,100 people and provided services and products to several thousand clients from 30 facilities in 19 locations. The Company's services include electronic (digital) and micrographic media conversion, data entry and indexing, Internet retrieval and hosting services, document storage (including Internet "web-enabled" document storage and retrieval) and system integration. The Company also sells and supports document management equipment and proprietary as well as third party open architecture digital imaging and indexing software.

The Company's strategy is to work with clients to develop the best solution to their document management needs, including solutions involving both outsourced and in-house document capture, conversion, storage and retrieval. The Company believes that a majority of current document management industry revenue is derived from the management of film and paper media. However, advances in digital and Internet based services and other technologies continue to provide organizations with increasingly attractive document management options. As a result, the Company believes the most successful service providers are those that can offer a complete spectrum of document management services and products encompassing solution design and expertise in the management of digital, film and paper media. Accordingly, the Company has targeted a broad variety of services and products, as well as technical and vertical market expertise, in order to create a platform from which it can become a leading national, single-source option for clients with intensive document management needs.

MARKET AND INDUSTRY OVERVIEW

Document management businesses provide services and products to capture, convert, index, store and retrieve documents, whether such documents exist on paper, microfilm or digital media. Based on a report made publicly available by the Association for Information and Image Management International ("AIIM") entitled "State of the Document Technologies Industry: 1997-2003," the Company believes the U.S. market for document management services and products exceeded $17.5 billion in 1999 and that this market has been growing at an average annual rate of more than 20% in 1998 and 1999. The AIIM data project a compound annual growth rate of 26% for the five years from 1998 to 2003 resulting in a market of $41.6 billion in 2003. Expected near-term growth rates after 2003 are approximately 16%. The Company believes that there is a large unvended component of the service market not contained in the AIIM data because most document management services for large organizations are still performed in-house.

The Company believes that the continued growth of the document management industry is driven by such principal factors as: (a) improvement of digital technology (i.e., CD-ROM, computer networking, Internet retrieval and image-enabled software applications) which has dramatically reduced the cost of imaging, storing, indexing and retrieving documents while improving users' ability to manage documents more efficiently; (b) greater focus by many organizations, especially those in document-intensive industries such as health care, financial service and engineering, on document management processes and systems as part of a wider effort to manage their information more efficiently in order to improve productivity, competitiveness and client service; (c) organizations' need to manage the ever increasing volume of information facilitated by document-generating technologies such as facsimile, high-speed printing, the Internet and computer networking; and (d) increased outsourcing of document management services which allows organizations to focus on core competencies and revenue generating activities, reduce fixed costs, and gain access to new technologies without the risk and expense of near-term obsolescence.
                                        1

The Company believes it is one of the larger document service providers in a highly fragmented industry. The Company believes that there are over 2,000 companies serving the document management needs of industry and government, with a majority of these companies generating annual revenues of less than $10 million. The Company believes that many of the small businesses with which it competes presently lack the capital for expansion, cannot keep abreast of rapidly changing technologies, are unable to effectively manage large complex projects, have not developed marketing and sales programs, do not have the volume buying power needed to negotiate favorable supply contracts, and are unable to meet the needs of large, geographically dispersed customers. The continuing migration from paper and film to digital media has broken down many geographic barriers to the provision of document management services and has increased client demands for integrated operations. The Company believes that its broad capabilities will provide an increasing competitive advantage.

BUSINESS STRATEGY

The Company's goal is to serve as a leading national, single source provider of integrated document management solutions. To this end, the Company acquired 27 document management service companies from December 1997 to August 1998. In September 1998, the Company shifted its primary focus from its acquisition program to consolidate, integrate and build the management of the acquired network of formerly independent business units. This process has the following key elements:

Consolidate operations in selected markets. The Company will continue to consolidate offices and functions in certain geographic markets to gain economies of scale, coordinate sales and marketing efforts and streamline reporting and controls. This will result in reducing redundant physical locations and consolidating production and administrative functions among a cluster of locations. The Company has completed or is currently consolidating operations in California, Texas, Massachusetts, Ohio, Oregon and the Midwest.

Build an effective management structure. In 1999, the Company organized its business units into four regions along geographic/vertical market lines and placed the focus of day-to-day management control in the hands of five general managers from these regions. These managers have substantially improved the coordination of technical skills, production capabilities and sales activities between business units to better fulfill customer requirements. This structure has enabled the Company to reduce staffing at its corporate headquarters.

Enhance capabilities. While streamlining operations, the Company is continuing to enhance its sales, marketing and technical capabilities and will continue to improve the skill base of its sales force through such tools as an on-line application database, specific vertical market training programs and a hiring program emphasizing digital imaging. In meeting client needs, the Company shares technical and production resources across business units and is extending across its operations marketing programs used successfully by certain business units with the goal of presenting a one-company image to the marketplace. To this end, the Company appointed Mitchell J. Taube to the position of Executive Vice-President - Marketing and Sales Development in March 2000 (effective
April 1, 2000). Mr. Taube's responsibilities now include development of Web and Intranet initiatives, collateral and sales aids, trade shows, seminars, telemarketing and direct mail. Moreover, his sales development efforts will include national compensation, training and sales development, product and service focus, and best sales practices. Finally, the Company is partnering with providers of document management software and certain related business services in cross-marketing agreements. These programs enable the Company to be a single-source provider of integrated document management solutions across its network of business units.

Form strategic partnerships. The Company is forming strategic partnerships with providers of related business services as well as providers of document management software and image processing hardware. For example, ImageMax software is bundled with complementary document management software and with certain scanning equipment. In addition, with respect to the Company's application to become an Internet Application Service Provider, the Company expects to enter into strategic partnerships in order to be able to effectively leverage its capabilities in this area.

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

     Media conversion services

Media conversion is labor intensive and, particularly in the case of digital imaging, requires increasingly sophisticated equipment and systems to be accomplished efficiently. By maintaining a large skilled labor pool, sufficient production capacity and technical capability, the Company can provide a responsive and cost effective outsource alternative to its customers.

Digital Imaging. The Company's digital imaging services involve the conversion of paper or microfilm documents into digital format through the use of optical scanners and the conversion of computer output to digital images. Once converted, digital images can be returned for client use on a CD-ROM or optical disk or stored by the Company in a data warehouse for subsequent retrieval and distribution. The Company believes that digital imaging is becoming the preferred format of storage for many organizations due to benefits such as high speed retrieval, multiple indexing capabilities and the ability to support and distribute digital, film or paper output to multiple locations.

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

     Storage and retrieval services

Film and Paper Storage and Retrieval. The Company manages the archiving of client documents, including processing (i.e., indexing and formatting), storage, retrieval, delivery and return to storage of documents within a rapid time frame. Typical archival documents include medical and legal case files, business records and financial transaction documents. Service fees generally include billing for storage space, plus activity charges for retrieval, delivery and return to storage, and ultimately for document destruction. The Company currently maintains storage facilities in three locations: (i) Chesterton, IN,
(ii) Emeryville, CA, and (iii) Monroe, LA.

Products

The Company develops proprietary, open-architecture software products which support electronic imaging and indexing services. In addition, the Company sells and supports third-party software and offers a wide range of digital imaging, scanning and viewing hardware, micrographic reader-printers, micrographic film and supplies and other equipment.

     Software

The Company develops, markets and supports a suite of proprietary open-architecture software products that support and enhance the scanning, indexing and retrieval of digital images for its own use and for sale to other document management companies and end-users. Versions of these software products can be run on Microsoft Windows-equipped networks or personal computers, and simplify the process of scanning, indexing and retrieving electronic images of documents. One of the Company's products, called ScanTRAX, was initially developed for use by document management companies in their digital conversion operations. Other Company products, such as FileTRAX, were developed for marketing to end-users. The Company has also developed and markets a high-end scanning and viewing software package for the aperture card market called WebTrax. This product is utilized by both service companies and end-users to convert and index micrographic images of large format documents (in the form of 35-millimeter aperture cards) into digital images.

In addition to its proprietary software, the Company also sells and supports third party document management software such as ALOS, FileMagic, Hyland and OTG. These software products are marketed by the Company through a network of more than 70 other document management companies acting as value-added resellers and also directly through the Company's own sales force to end-users including, in some cases, other document management companies. The Company has also established partnering relationships with software and equipment providers which enable the Company's software to be packaged and sold with their product offerings.

     Hardware and other equipment

The Company maintains broker or dealer relationships with a number of document management equipment suppliers, including Bell & Howell, Canon, Kodak, Minolta and Xerox. These relationships allow the Company to provide clients with the latest micrographic and digital image viewing, printing and conversion equipment. Several business units provide extensive field maintenance and repair services for the equipment they sell. Various business units have specialized technical hardware and systems integration expertise which is shared across the Company's operations. The Company also provides to its clients a wide range of micrographic film products, digital media and other graphic supplies. The Company has achieved certain purchasing efficiencies with equipment and film suppliers and believes that it is an attractive dealer to equipment manufacturers seeking to achieve broad geographic coverage with a single company.

CLIENTS AND KEY MARKETS

The Company had a broad base of several thousand clients in the last year. No single client accounted for more than 5% of pro forma combined revenues for either the year ended December 31, 1999 or 1998. The Company's customers are not concentrated in any specific geographic area, but are concentrated primarily in the health care, financial services, and engineering industries, as well as certain other vertical markets.

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

Other Vertical Markets: litigation support, retail and transportation markets, and government entities.
                                        4

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

SALES AND MARKETING

Most sales efforts are conducted at the business unit level by the Company's 50-person sales force. This sale force has succeeded in expanding its client base by pro-actively selling the benefits of outsourcing document management functions to clients which, at the time, were in-house operators. The Company has also leveraged existing client relationships by cross-selling its services, products and expertise throughout each client's organization. The Company believes that this strategy of pursuing unvended accounts actively, in addition to competing for existing outsourced business (including conversion of existing clients from film to digital media), will enable it to increase its market position. Methods such as seminar selling, telemarketing and internet marketing also are employed by the Company.

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

ImageMax is currently developing an Internet Application Service Provider ("ASP") sales strategy. The Company anticipates introducing this strategy to the marketplace beginning in April 2000. The Company's new ASP strategy will allow it to provide comprehensive imaging solutions including computer output to laser disk ("COLD"), workflow, and document management to the marketplace. Having a single web-based product offering will facilitate and help standardize corporate training and marketing efforts. The goal of the strategy is to provide a product offering that shortens the sales cycle and provides the following client benefits: (i) virtual elimination of large up-front capital expenditures; (ii) reduced technology obsolescence risks; (iii) reduced burden on internal infrastructure; and (iv) reduced involvement by internal IT personnel. The Company feels that as a result of offering ASP services, it will be able to become involved in many new opportunities that occur earlier in the document life cycle and generate both recurring hosting-related revenue along with significant pull through conversion business.

The Company believes that its ability to attract and retain additional clients will depend on its ability to offer the broad range of services and products necessary to satisfy such clients' document management needs and maintain a high level of customer satisfaction.

COMPETITION

The document management services industry is competitive. A significant source of competition is the in-house document management capability of the Company's target client base. Additionally, the Company competes with local or regional, independent document management companies. The Company's larger competitors include Affiliated Computer Services, Inc., Anacomp Inc., F.Y.I. Incorporated, IKON Office Solutions, Iron Mountain Incorporated, Lason, Inc., and Vestcom International, Inc. Many of these competitors are larger than the Company, have greater financial and other resources and operate in broader geographic areas than the Company. Additionally, other potential competitors may choose to enter the Company's areas of operation in the future. As a result of this competitive environment, the Company may lose clients or have difficulty in acquiring new clients and its revenues and margins may be adversely affected.

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

INTELLECTUAL PROPERTY

The Company regards the ImageMax name, certain of its software products, information and know-how as proprietary and relies primarily on a combination of trademarks, copyrights, trade secrets and confidentiality agreements to protect its proprietary rights. The Company's business is not materially dependent on any patents and it does not believe that any of its other proprietary rights are of any material value. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to obtain and use information that the Company regards as proprietary, and policing unauthorized use of the Company's proprietary information may be difficult. Litigation may be necessary for the Company to protect its proprietary information and could result in substantial cost to, and diversion of efforts by, the Company.

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

EMPLOYEES

As of December 31, 1999, the Company had approximately 1,100 employees, approximately 120 of whom were employed primarily in management and administration. None of the Company's employees are subject to a collective bargaining agreement, and the Company considers its relations with its employees to be good.

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

THE COMPANY HAS EXPERIENCED OPERATING LOSSES AND MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN

The Company has incurred significant operating losses since the Offering and has an accumulated deficit of $16.8 million as of December 31, 1999. For the year ended December 31, 1999, the Company incurred a net loss of $0.8 million. This loss includes restructuring costs (primarily related to the closing of the Indianapolis business unit and executive severance payments) of $0.8 million and investment advisory fees and expenses of $0.6 million.

On March 30, 1998, the Company entered into a credit facility (as amended the "Credit Facility"), providing a revolving line of credit of $30 million in borrowings with First Union National Bank (successor by merger to Corestates Bank, N.A.) and Commerce Bank, N.A. (together, the "Banks"). This agreement was substantially amended in November 1998 as described below. Under the initial terms of the Credit Facility, the Company could borrow up to $25 million to finance future acquisitions and up to $5 million for working capital purposes. Prior to amendment, borrowings under the facility bore interest at LIBOR or prime plus an applicable margin at the option of the Company. In addition to interest and other customary fees, the Company was obligated to remit a fee ranging from 0.2% to 0.375% per year on unused commitments. The Credit Facility is secured by substantially all of the assets of the Company. The Credit Facility is subject to certain financial covenants which pertain to criteria such as minimum levels of cash flow, ratio of debt to cash flow, and ratio of fixed charges to cash flow. Prior to amendment, borrowing under the Credit Facility was contingent upon the Company meeting certain financial ratios and other criteria.

An amendment to the Credit Facility dated November 16, 1998 amended certain financial covenants for future periods, reduced the amount available under the Credit Facility to the amount ($20.1 million) outstanding on November 6, 1998, changed the maturity date to December 1, 1999 from December 31, 2002, required a $5.0 million principal repayment or commitments therefor by December 31, 1998, required all borrowings to bear a rate of prime plus an applicable margin and changed other provisions. As of December 31, 1998, the Company was in default of certain financial and other covenants under the amended Credit Facility, including cash flow ratios and the requirement for a $5.0 million principal repayment or commitments therefor. On March 29, 1999, the Company entered into a forbearance agreement with the banks that are parties to its Credit Facility (the "Forbearance Agreement"). Pursuant to the Forbearance Agreement, the banks agreed to forbear from exercising their rights and remedies with respect to all existing defaults under the Credit Facility until the earlier of June 30, 1999 or the occurrence of a default under the Forbearance Agreement or an additional default under the Credit Facility. On June 30, 1999, the Forbearance Agreement expired. On September 30, 1999, the Company entered into an interim forbearance agreement (the "Interim Agreement") with the banks that are parties to its Credit Facility. On February 15, 2000, the Company amended its Interim Agreement dated September 30, 1999 (the "Amended Interim Agreement"). Simultaneously on February 15, 2000, the Company completed a $6 million financing transaction involving the sale of convertible subordinated notes with warrants to TDH III, L.P., Dime Capital Partners, Inc. and Robert E. Drury. Pursuant to the Amended Interim Agreement, the banks have agreed to forbear from exercising their rights and remedies with respect to all existing defaults under the Credit Facility until the earlier of June 30, 2000 or the occurrence of a default under the Amended Interim Agreement or any additional default under the Credit Facility.

Under the terms of the Amended Interim Agreement, the amount available under the Credit Facility was reduced to $13.3 million and requires further principal reductions of $150,000, $250,000, and $300,000 on April 1, May 1, and June 1, 2000, respectively, with all remaining sums payable on June 30, 2000. The outstanding amount under the Credit Facility will now bear interest at the prime rate plus two percent (2%) per annum (effective rate of 10.75% as of March 22, 2000).

In addition, pursuant to the Amended Interim Agreement, the Company: (i) shall not make capital expenditures in excess of $250,000 for the calendar quarter ending March 31, 2000 and $500,000 for the calendar quarter ending June 30, 2000, in each case determined on a non-cumulative basis; (ii) shall maintain a minimum shareholders' equity, together with the Notes, of at least $42 million;
(iii) shall not declare or pay any dividends; and (iv) shall not incur any additional indebtedness in excess of $10,000 without the permission of the Banks. The Company has continued its discussions with various banks concerning the possible refinancing of its debt.

During the year ended December 31, 1999, the Company made $1,589,000 in principal repayments under the Credit Facility from proceeds received from the Southeast Group divestiture, proceeds from a mortgage transaction, and cash provided by operations.

As of December 31, 1999, the Company had a working capital deficiency of $13.3 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

SIGNIFICANT AMOUNTS OF ACQUIRED GOODWILL REDUCE THE COMPANY'S NET INCOME

As of December 31, 1999, $44.4 million, or 69.1%, of the Company's total assets represented intangible assets arising from its acquisitions, of which $43.9 million was goodwill and $0.5 million was acquired developed technology. The Company amortizes goodwill over a period of 30 years and acquired developed technology over a period of seven years. Goodwill is an intangible asset that represents the difference between the total purchase price of these acquisitions and the amount of this purchase price allocated to the fair value of the net assets acquired. The amortization in a particular period represents a non-cash expense that reduces the Company's net income in that period. In addition, as was the case when the Company sold three locations in December 1998 and January 1999, if the Company sells or liquidates its assets, the Company cannot be sure that the value of these intangible assets would be recovered. In addition, the Company cannot be certain that it will be able to fully realize these intangible assets over their amortization periods.

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

THE COMPANY MUST BE ABLE TO ATTRACT AND RETAIN KEY MANAGEMENT AND OTHER
PERSONNEL

In September 1998, November 1998 and April 1999, respectively, the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer resigned from their employment with the Company, and since September 1998, the Company has been operating under an Acting Chief Executive Officer. In addition, the Company's operations depend on the performance of its executive management team, the senior management of its business units and the quality and effectiveness of its sales force. If any of the executive management team or senior management of the business units is unable or unwilling to continue in their present roles, or if the Company is unable to attract and retain other skilled employees, the Company's business, financial condition and results of operations could be materially and adversely affected.

The Company's future success and plans for growth also depend on its ability to attract, train and retain personnel in all areas of its business. There is strong competition for qualified personnel in the document management services industry and in many of the geographic markets in which the Company competes. The current federal minimum wage is $5.15 per hour and increases in the minimum wage at the federal or state level could materially adversely affect the Company's business, financial condition and results of operations. In addition, individual states have increased or may increase their minimum wage above the federal minimum.

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

SECURITY PROBLEMS WITH THE INTERNET MAY INHIBIT THE DEVELOPMENT OF THE COMPANY'S INTERNET APPLICATION SERVICE STRATEGY

The secure transmission and placement of confidential information over the Internet is essential to the success of the Company's recent introduction of an Internet Application Service Provider ("ASP") strategy. This strategy focuses on placing customer data on a secure web site and enabling customers to access this data via the Internet. Substantial security breaches on the this system or other Internet-based systems could significantly harm this aspect of the Company's business. Somebody who is able to circumvent the security systems could obtain access to the otherwise confidential information of the Company's clients. Security breaches also could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability. The Company has invested funds to protect against security breaches and their consequences and may incur additional expense to remedy any security breaches if they occur. The Company's insurance policies may not be adequate to reimburse the Company for losses caused by security breaches. There can be no guarantee that these security measures will prevent security breaches. Customers generally are concerned with security and privacy on the Internet and any publicized security problems could inhibit the growth of the Internet and, therefore, the Company's ASP service.

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

ITEM 2.  PROPERTIES

In March 2000, the Company relocated its corporate headquarters to Fort Washington, Pennsylvania, where it occupies 3,494 square feet maintained under a lease expiring in February 2002. Previously, the Company's headquarters offices were located in Conshohocken, Pennsylvania where it had occupied 2,955 square feet under a lease that expired in February 2000. In addition, as of December 31, 1999, the Company conducted operations through one mortgaged property and 29 other leased facilities in 14 states containing, in the aggregate, approximately 404,700 square feet. The Company's principal facilities are summarized in the following table (alphabetized by state):

                                APPROXIMATE
LOCATION                       SQUARE FOOTAGE                        PRINCIPAL USE(S)
--------                       --------------                        ----------------
Tempe, AZ                            8,800          Document management operations, offices
Hayward, CA                         15,600          Document management operations, offices
Emeryville, CA                      24,000          Warehouse
Sacramento, CA                       6,000          Document management operations
Chesterton, IN*                     41,000          Offices, document management operations
Chesterton, IN                      11,000          Warehouse
Indianapolis, IN                       300          Offices
Valparaiso, IN                      28,000          Warehouse
Monroe, LA                          65,000          Retail, document management operations, offices
Bossier City, LA                     4,000          Offices
Stoughton, MA                       47,000          Document management operations, offices
Saginaw, MI                         20,000          Document management operations, offices
Minnetonka, MN                       7,000          Document management operations, offices
Lincoln, NE                          4,300          Document management operations, offices
Lincoln, NE                          6,900          Warehouse, offices
Millwood, NY                         1,000          Offices
Syracuse, NY                         1,200          Warehouse
Syracuse, NY                         9,000          Document management operations, offices

Dayton, OH                          12,500          Document management operations, offices
Eugene, OR                          11,400          Document management operations, offices
Eugene, OR                           1,500          Warehouse
Eugene, OR                           2,300          Document management operations, offices
Portland, OR                        13,500          Document management operations, offices
Philadelphia, PA                     2,000          Document management operations, offices
Dallas, TX                          15,000          Document management operations, offices
Houston, TX                         20,000          Document management operations, offices
Houston, TX                          3,600          Document management operations, offices
Forest, VA                          21,500          Document management operations, offices
Richmond, VA                         1,300          Offices

------------
* Mortgaged property

In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to the Chesterton facility which is mortgaged by the Company. The Company received $869,000 in proceeds, net of closing costs, from the transaction. Interest on the loan is at the greater of 8.50% or the U.S. Treasury rate plus 375 basis points (9.72% at March 22, 2000). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $10,000. At March 22, 2000 the Company owed $893,000 remaining on the mortgage.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on December 8, 1999. Andrew
R. Bacas and Lewis E. Hatch, Jr., the director nominees set forth in the Notice of Annual Meeting, were elected to serve as directors. The following table gives the details of the votes cast for each director nominee:

      Nominee                 Votes For                  Votes Abstained
      -------                 ---------                  ---------------
Andrew R. Bacas               4,936,678                      410,184
Lewis E. Hatch, Jr.           4,571,865                      774,997

The Company's 1997 Incentive Plan was approved with 2,711,637 votes favoring approval, 386,320 opposing, and 101,810 abstaining. An amendment to the 1997 Incentive Plan to increase the number of shares of Common Stock available for awards under the plan was approved with 2,322,229 votes favoring approval, 806,868 opposing, and 70,670 abstaining.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE COMPANY

The Company's executive officers and their respective ages and positions are as follows:


NAME                          AGE                            POSITION
                              ---                            --------
Andrew R. Bacas..............  41       Acting Chief Executive Officer, Secretary and Vice Chairman of the Board of Directors
Blair Hayes..................  37       President, Chief Operating Officer and Director
Mark P. Glassman.............  36       Executive Vice-President - Chief Financial Officer and Treasurer
Rex Lamb.....................  41       Executive Vice-President - Chief Technology Officer  and Director
Mitchell J. Taube............  43       Executive Vice-President - Marketing & Sales Development and Director

ANDREW R. BACAS has served as the Company's Acting Chief Executive Officer and Vice Chairman since September 1998. He is also a founder of the Company and has served as a director since its inception. Mr. Bacas joined GBL Capital Corporation (a firm engaged to manage the daily business operations of ImageMax prior to December 1997) in May 1997 and served as the Company's Senior Vice President -- Corporate Development from December 1997 to September 1998, when he became Acting Chief Executive Officer of the Company. From 1992 to May 1997, Mr. Bacas was an associate and later a Vice-President -- Corporate Finance of Simmons & Company International, an investment bank to the international oil service and equipment industry. From 1991 to 1992, Mr. Bacas was a financial analyst for the Upstream Business Unit at Exxon Company, USA. From 1984 to 1991, Mr. Bacas was a Naval Flight Officer in the United States Navy. Mr. Bacas has an undergraduate degree in Engineering from Yale University and an MBA from the Wharton School of the University of Pennsylvania.

BLAIR HAYES served as the Company's Executive Vice-President - Operations from May 1999 until his promotion to President and Chief Operating Officer in March 2000 (effective April 1, 2000), at which time he was also elected to serve on the Board of Directors. From 1998 to May 1999, Mr. Hayes served as
General Manager and Business Unit Support Manager/Group Leader for the Company. Mr. Hayes served as Vice President of Advanced Image Management, Inc. from 1988 until its acquisition by the Company in 1998. From 1985 to 1988, Mr. Hayes was President of Image Capture Limited, which was merged to form Advanced Image Management, Inc. in 1988. Prior to 1985, Mr. Hayes was Operations Manager of Mi-Kal County Matic, Inc., a family-owned micrographic service bureau. Mr. Hayes has spent his entire career in the document management services industry.

MARK P. GLASSMAN has served as the Company's Chief Financial Officer since May 1999. Mr. Glassman joined the Company in February 1998 as Corporate Controller and was promoted to Chief Accounting Officer in October 1998. From 1993 to February 1998, Mr. Glassman was employed at Right Management Consultants, Inc., a publicly-held international consulting firm, where he held various financial and operational positions, including Corporate Accounting Director and Corporate Director of Planning and Development. From 1987 to 1993, Mr. Glassman was an auditor with Touche Ross & Co. and Deloitte & Touche. Mr. Glassman has an undergraduate degree in Accounting from Temple University and is a certified public accountant.

REX LAMB has managed the Company's Lincoln, Nebraska business unit and has served as a director of the Company since December 1997. In March 2000, Mr. Lamb was appointed to the position of Executive Vice-President - Chief Technology Officer (effective April 1, 2000), whereby he will lead efforts around software development, Internet-based services, and telecommunications. Mr. Lamb founded DocuTech, Inc., a document management services company, in 1991 and served as its President from inception until its acquisition by the Company in December 1997. Mr. Lamb co-founded DocuTech Data Systems, Inc., a provider of open-architecture document-scanning software products, in 1994 and served as its President since inception until its acquisition by the Company in December 1997. Mr. Lamb has an undergraduate degree in Education from the University of Nebraska.

MITCHELL J. TAUBE has managed the Company's Millwood, New York business unit since December 1997 and has served as a director of the Company since June 1998. In March 2000, Mr. Taube was appointed to the position of Executive Vice-President - Marketing & Sales Development (effective April 1, 2000), whereby he will lead efforts around development of Web and Intranet initiatives, collateral and sales aids, telemarketing and direct mail, national sales compensation, and training and sales development. Mr. Taube is a director of Briarcliff Manor Education Foundation and currently serves on the Service Company Executive Committee of the Association for Information and Image Management International. Mr. Taube has an undergraduate degree and an MBA from Hofstra University.
                                       14

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock formerly traded on the Nasdaq National Market under the symbol "IMAG" and presently trades on the OTC Bulletin Board under the same symbol. Shares of the Company's Common Stock were first traded publicly on December 4, 1997. The following table sets forth, for the periods indicated, the high and low bid prices per share of the Common Stock, as reported on the Nasdaq National Market or the OTC Bulletin Board, as applicable, for the two most recent fiscal years of the Company.

                                                                    HIGH             LOW
                                                                    ----             ---
1998 First Quarter.............................................   $11 5/8           $5 5/8
1998 Second Quarter............................................   $8 1/2            $5
1998 Third Quarter.............................................   $6                $2
1998 Fourth Quarter............................................   $2 11/16          $11/16
1999 First Quarter.............................................   $2 3/16           $1/2
1999 Second Quarter............................................   $1 27/32          $1 1/8
1999 Third Quarter.............................................   $2 1/2            $1 3/4
1999 Fourth Quarter............................................   $2 3/8            $1 3/8
2000 First Quarter (through March 22, 2000)....................   $2 1/16           $1 1/4

On March 22, 2000, the closing bid price for a share of Common Stock as reported by the OTC Bulletin Board was $1 5/8 and the number of holders of record of the Common Stock was 99. The over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

On February 15, 2000, the Company completed a $6 million financing transaction involving the sale of convertible subordinated notes with warrants to TDH III L.P., Dime Capital Partners, Inc. and Robert E. Drury. The Notes are due and payable upon the fourth anniversary of the date of issuance and bear an interest rate of nine percent (9%) payable semi-annually. The Company cannot voluntarily prepay the Notes. The Notes are convertible into the Company's Common Stock, no par value, at a price of $3.50 per share, which price may be adjusted downward if, under certain circumstances, the holders thereof convert the Notes prior to the third anniversary of the date of issuance. The Company also issued Warrants to the Investors to purchase an additional 1,800,000 shares of Common Stock of the Company (subject to downward adjustment under certain circumstances), no par value, at $3.50 per share.

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

STATEMENT OF OPERATIONS DATA:

                                                                                                             FROM INCEPTION
                                                                                                           (NOVEMBER 12, 1996)
                                                                       YEAR ENDED DECEMBER 31,               TO DECEMBER 31,
                                                              ---------------------------------------
                                                              1999               1998            1997              1996
                                                              ----               ----            ----              ----
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.................................................   $60,223            $64,576         $  3,111            $  --
Cost of revenues.........................................    39,264             45,404            2,221               --
                                                            -------            -------          -------           ------

             Gross profit................................    20,959             19,172              890               --

Selling and administrative expenses......................    16,378             17,606            2,074               23
Amortization of intangibles..............................     1,844              1,482              112               --
Restructuring costs......................................       827              1,387               --               --
Investment advisory fees and expenses....................       550                 --               --               --
Loss on sale of business units...........................        --              4,995               --               --
Special compensation charge..............................        --                 --            2,235               --
Acquired in-process research and development
     charge..............................................        --                 --            4,000               --
                                                            -------            -------          -------           ------

             Operating income (loss).....................     1,360             (6,298)          (7,531)             (23)

Interest expense.........................................     2,131              2,133                8               --
                                                            -------            -------          -------           ------

Net loss.................................................   $  (771)           $(8,431)         $(7,539)          $  (23)
                                                            =======            =======          =======           ======

Basic and diluted net loss per share.....................   $ (0.12)           $ (1.40)         $ (8.13)          $(0.04)
                                                            =======            =======          =======           ======

Shares used in computing basic and diluted
     net loss per share..................................     6,579              6,034              928              550
                                                            =======            =======          =======           ======

Depreciation and amortization............................   $ 3,629            $ 3,047          $   206               --
                                                            =======            =======          =======           ======

Gross profit percentage..................................     34.8%              29.7%            28.6%
                                                              ====               ====             ====

Selling and administrative expenses as a
     percentage of revenues..............................     27.2%              27.3%            66.7%
                                                              ====               ====             ====

BALANCE SHEET DATA:

                                                                                  DECEMBER 31,
                                                              ----------------------------------------------------------
                                                              1999               1998             1997              1996
                                                              ----               ----             ----              ----

                                                                                  (IN THOUSANDS)
Cash and cash equivalents................................   $ 1,719           $    736          $ 1,310             $ 62
Working capital (deficiency).............................   (13,281)           (17,228)           2,994               57
Intangible assets........................................    44,448             46,607           32,996               --
Total assets.............................................    64,365             69,574           48,228               62
Total debt...............................................    19,597             20,496              593               --
Shareholders' equity.....................................    36,073             36,652           40,018               57

                                       16

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

In connection with the Offering, the Company acquired 14 document management service companies (the "Founding Companies"). Since the Offering through December 31, 1998, the Company has acquired the Acquired Businesses. In December 1998 and January 1999, the Company sold facilities in Charlotte, NC, Cayce, SC, and Cleveland, TN (the "Southeast Group"). In May 1999, the Company closed its facility in Indianapolis, IN.

The Company's revenues consist of service revenues, which are generally recognized as the related services are rendered, and product revenues, which are recognized when the products are shipped to clients. Service revenues are primarily derived from media conversion, storage and retrieval, imaging and indexing of documents, and the service of imaging and micrographic equipment sold. Product revenues are derived from equipment sales and software sales and support. Cost of revenues consists principally of the costs of products sold and wages and related benefits, supplies, facilities and equipment expenses associated with providing the Company's services. Selling and administrative ("S&A") expenses include salaries and related benefits associated with the Company's executive and senior management, marketing and selling activities (principally salaries and related costs), and financial and other administrative expenses.

The Company has incurred significant operating losses since inception, and as of December 31, 1999 had an accumulated deficit of $16.8 million. In addition, as more fully described under "Liquidity and Capital Resources," the Company is in default of its credit facility with its banks under which it has borrowed $13.2 million as of March 22, 2000, which raises substantial doubt about the ability of the Company to continue as a going concern. See "Business -- Risk Factors" and report of independent public accountants included in this Annual Report on Form 10-K.

HISTORICAL RESULTS OF OPERATIONS

Years Ended December 31, 1999

The results of operations for the year ended December 31, 1999 include the revenues, cost of revenues and S&A expenses of all units of the Company for the entire year. See results of historical operations for the years ended December 31, 1999 compared to historical results of operations for the year ended December 31, 1998 for a discussion of historical 1999 operating results. Acquisitions that were completed by March 31, 1998 are analyzed as "same-unit" results for purposes of comparing historical results of operations for the year ended December 31, 1999. Results of operations excluding the Southeast Group and the Indianapolis business unit are explained in some cases due to the fact that these units were divested and closed prior to December 31, 1999.

Year Ended December 31, 1998

The results of operations for the year ended December 31, 1998 include the revenues, cost of revenues and S&A expenses of the Founding Companies for the entire year, and for Acquired Businesses from the dates of their acquisitions. See results of historical operations for the year ended December 31, 1999 and 1998 compared to supplemental pro forma, as adjusted, results of operations for the year ended December 31, 1997 for a discussion of historical 1998 operating results.

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

HISTORICAL RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND SUPPLEMENTAL PRO FORMA, AS ADJUSTED, RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1997.

Prior to their acquisitions, the Founding Companies were managed throughout 1997 as independent private companies, and their results of operations reflect different tax structures (S corporations and C corporations) which influenced, among other things, their historical levels of owners' compensation. Certain former owners and key employees of the Founding Companies agreed to certain reductions in their historical compensation subsequent to the Offering.

In July 1996, the Commission issued Staff Accounting Bulletin No. 97 ("SAB 97") relating to business combinations immediately prior to an initial public offering. SAB 97 requires that these combinations be accounted for using the purchase method of acquisition accounting. Under the purchase method of accounting, one of the companies must be designated as the accounting acquiror. In the Offering, ImageMax was identified as the accounting acquiror. Accordingly, $33.1 million of goodwill relating to the Founding Companies has been amortized as a non-cash charge to the statement of operations principally over a 30-year period and developed technology of $0.8 million has been amortized over a seven-year period. The annual pro forma impact of this amortization expense in 1997 was $1.2 million, of which $0.8 million is non-deductible for tax purposes. This factor will tend to cause the effective tax rate to be higher than the statutory rate.

For purposes of discussion, the following table presents supplementary pro forma, as adjusted, results of operations for the year ended December 31, 1997 as if the acquisitions of the Founding Companies and the Offering occurred on January 1, 1997. The supplemental pro forma, as adjusted, results do not reflect the acquisition of the Acquired Businesses. The supplemental pro forma, as adjusted, results are not necessarily indicative of the results the Company would have obtained had these events actually then occurred or of the Company's future results. Management believes the following presentation is informative in analyzing the business.

                                                     HISTORICAL RESULTS                     SUPPLEMENTAL PRO
                                                     FOR THE YEAR ENDED                    FORMA, AS ADJUSTED
                                                         DECEMBER 31,                      FOR THE YEAR ENDED
                                               -------------------------------
                                               1999                       1998             DECEMBER 31, 1997
                                               ----                       ----             -----------------

                                                                 (IN THOUSANDS)
Revenues:
   Services........................     $47,960       79.6%       $49,387       76.5%       $35,898    73.4%
   Products........................      12,263       20.4         15,189       23.5         13,032    26.6
                                        -------      -----        -------      -----        -------   -----

                                         60,223      100.0         64,576      100.0         48,930   100.0
                                        -------      -----        -------      -----        -------   -----

Cost of revenues:(1)
   Services........................      29,615       49.2         33,252       51.5         22,914    46.8
   Products........................       7,864       13.1         10,587       16.4          8,695    17.8
   Depreciation....................       1,785        3.0          1,565        2.4          1,317     2.7
                                        -------      -----        -------      -----        -------   -----

                                         39,264       65.2         45,404       70.3         32,926    67.3
                                        -------      -----        -------      -----        -------   -----

       Gross profit................      20,959       34.8         19,172       29.7         16,004    32.7
Selling and administrative
   expenses(2)(3)(4)...............      16,378       27.2         17,606       27.3         12,719    26.0
Amortization of intangibles(6).....       1,844        3.1          1,482        2.3          1,195     2.4
Restructuring costs................         827        1.4          1,387        2.2             --      --
Investment and advisory fees
   and expenses....................         550        0.9            --          --             --      --
Loss on sale of business units.....          --         --         4,995         7.7             --      --
Special compensation charge(5).....          --         --             --         --          2,235     4.6
                                        -------      -----        -------      -----        -------   -----

       Operating income (loss).....       1,360        2.3         (6,298)      (9.7)          (145)   (0.3)
Interest expense(7)................       2,131        3.5          2,133        3.4             70     0.1
Interest income....................          --         --             --         --            (94)   (0.2)
                                        -------      -----        -------      -----        -------   -----

       Loss before income taxes....        (771)      (1.3)        (8,431)     (13.1)          (121)   (0.2)
Income tax provision(8)............          --         --             --         --          1,139     2.3
                                        -------      -----        -------      -----        -------   -----

Net loss...........................     $  (771)      (1.3)%      $(8,431)     (13.1)%      $(1,260)   (2.6)%
                                        =======      ======       =======      ======       =======    =====

UNLESS OTHERWISE INDICATED, THE FOLLOWING FOOTNOTES APPLY ONLY TO THE SUPPLEMENTAL PRO FORMA, AS ADJUSTED, OPERATING RESULTS FOR THE YEAR ENDED DECEMBER 31, 1997.

------------
(1) Includes a pro forma adjustment to increase cost of revenues to reflect the Company's new operating leases on facilities at certain Founding Companies.

(2) Reflects a pro forma reduction in compensation to the former owners of the Founding Companies to which they have agreed prospectively.

(3) Includes compensation of $610,000 annually based upon employment agreements with the Company's executive management.

(4) Includes non-recurring transaction costs of $742,000 incurred by the Founding Companies in connection with their acquisitions.

(5) Includes a non-recurring, non-cash special compensation charge. See Note 10 to the Consolidated Financial Statements.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues

Total Revenues. Revenues decreased $4.4 million, or 6.7%, from $64.6 million in 1998 to $60.2 million in 1999. Service revenues decreased 2.9% and comprised 79.6% of total revenues in 1999 as compared to 76.5% in 1998. In 1999, product revenues decreased 19.3% and comprised 20.4% of total revenues in 1999 as compared to 23.5% in 1998.

The decrease in total revenues was comprised of a same-unit decrease of $8.7 million (primarily attributed to the divested Southeast Group and closed Indianapolis operations) and an offsetting $4.4 million increase attributable to acquisitions subsequent to March 31, 1998. Excluding the impact of the Southeast Group and Indianapolis operations, same-unit revenue increased $0.4 million. The increase relates to increased service revenue (primarily due to increased digital services) offset by a volume decline in software product sales volume.

Gross Profit

For the year ended December 31, 1999, gross profit increased by $1.8 million, or 9.3%, as compared to the corresponding period in 1998, while as a percentage of total revenues, gross profit increased to 34.8% from 29.7%. These increases were due to an increase of $1.7 million (2.9% of revenues) attributable to acquisitions subsequent to March 31, 1998 and an increase of $0.2 million attributable to same-unit gross profit increases, offset by a $0.1 million decrease attributable to corporate expenses. Excluding the impact of the Southeast Group and Indianapolis operations, same-unit gross profit growth was $1.8 million, primarily due to improved production efficiencies in the Virginia and Massachusetts business units, increased digital services revenues (which typically carry a higher gross profit percentage) and an offsetting decline resulting from a lower volume of digital imaging software sales and associated development costs.

Selling and Administrative Expenses

For the year ended December 31, 1999, S&A expenses decreased by $1.2 million, or 7.0%, as compared to the year ended December 31, 1998. This decrease is comprised of: (1) $2.2 million attributable to same-unit S&A expenses; and (2) an offsetting increase of $1.0 million attributable to acquisitions subsequent to March 31, 1998. Excluding the impact of the Southeast Group and Indianapolis operations, same-unit S&A decreased $0.2 million. The decrease is partially attributable to the migration to a regional structure in the West and Midwest, as well as a reduction in S&A at several units as a result of administrative and sales force reductions.

Restructuring Costs

For the year ended December 31, 1999, the Company recorded a restructuring charge of $0.8 million, attributable to the closing of the Indianapolis business unit, totaling $0.6 million (including a write-off in related goodwill of $0.3 million, severance payments, and lease termination costs), and $0.2 million of executive severance payments. For the year ended December 31, 1998, the Company recorded a restructuring charge of $1.4 million, primarily for severance payments related to headcount reductions at the corporate office and a business unit and facility costs associated with business unit consolidations.

Investment Advisory Fees and Expenses

In 1999, the Company incurred a charge of $0.6 million representing fees and expenses related to the pursuit of strategic alternatives. In February 2000, the Company closed on a $6 million convertible subordinated debt financing (see "Recent Developments").

Loss on Sale of Business Units

In 1998, the Company incurred a loss of $5.0 million, related to the sales in December 1998 and January 1999 of facilities in Charlotte, NC, Cayce, SC and Cleveland, TN and represents the difference between the net proceeds from the transactions and the net asset value of these locations, including $4.2 million of goodwill.

Operating Income (Loss)

Operating income increased by $7.7 million, from an operating loss of $6.3 million in 1998 to operating income of $1.4 million in 1999. Excluding the impact of restructuring costs, investment advisory fees and expenses, and loss on sale of business units, operating income increased $2.7 million, or 3,164%. This increase resulted from: (1) an increase of $2.2 million in same-unit operating income; (2) an increase of $0.6 million attributable to acquisitions subsequent to March 31, 1998; and (3) an offsetting increase in corporate expenses of $0.1 million. Excluding the impact of the Southeast Group and Indianapolis operations, same-unit operating income growth amounted to $1.8 million, or 47%. This increased efficiency resulted in same-unit operating income, excluding the results of the Southeast Group and Indianapolis operations, which was 11.9% of sales for 1999, versus 8.1% for 1998. This increase was due to a higher mix of service sales (as opposed to product sales), efficiencies at the Virginia and Massachusetts business units as described above, and cost savings in S&A expenses also described above.

Interest Expense

Interest expense was $2.1 million in 1998 and 1999. Interest expense for 1999 included $0.2 million relating to bank fees under the Forbearance Agreement and Interim Agreement. Interest expense for 1998 included a write-off of debt financing costs related to the Credit Facility of $0.8 million.

Income Tax Provision

Due to the Company's loss position, no income tax provision was recognized in 1999 or 1998.

Net Loss

Net loss amounted to $0.8 million in 1999 as compared to $8.4 million in 1998. Excluding restructuring costs in 1999 and 1998, the loss on sale of business units in 1998, and the investment and advisory fees in 1999, net income amounted to $0.6 million in 1999 and net loss amounted to $2.0 million in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had cash and cash equivalents of $1.7 million and a working capital deficiency of $13.3 million. The working capital deficiency was due to the classification of borrowings under the Credit Facility of $18.5 million as a current liability as a result of the Company being in default of certain financial and other covenants, as described below. In 1999, cash provided by operating activities was $1.9 million due to improved operating results leading to a lower net loss; cash provided by investing activities was $0.2 million; and cash used in financing activities was $1.1 million. In 1998, cash used in operating activities was $0.2 million; cash used in investing activities was $19.2 million; and cash provided by financing activities was $18.8 million. To continue its operations through the next 12 months, the Company will need additional financing from sources other than funds received through operations.

On March 30, 1998, the Company entered into the Credit Facility, providing a revolving line of credit of $30 million in borrowings with the Banks. This agreement was substantially amended in November 1998 as described below. Under the initial terms of the Credit Facility, the Company could borrow up to $25 million to finance future acquisitions and up to $5 million for working capital purposes. Prior to amendment, borrowings under the facility bore interest at LIBOR or prime plus an applicable margin at the option of the Company. In addition to interest and other customary fees, the Company was obligated to remit a fee ranging from 0.2% to 0.375% per year on unused commitments. The Credit Facility is secured by substantially all of the assets of the Company. The Credit Facility is subject to certain financial covenants which pertain to criteria such as minimum levels of cash flow, ratio of debt to cash flow, and ratio of fixed charges to cash flow. Prior to amendment, borrowing under the Credit Facility was contingent upon the Company meeting certain financial ratios and other criteria.

An amendment to the Credit Facility dated November 16, 1998 amended certain financial covenants for future periods, reduced the amount available under the Credit Facility to the amount ($20.1 million) outstanding on November 6, 1998, changed the maturity date to December 1, 1999 from December 31, 2002, required a $5.0 million principal repayment or commitments therefor by December 31, 1998, required all borrowings to bear a rate of prime plus an applicable margin and changed other provisions. As of December 31, 1998, the Company was in default of certain financial and other covenants under the amended Credit Facility, including cash flow ratios and the requirement for a $5.0 million principal repayment or commitments therefor. On March 29, 1999, the Company entered into the Forbearance Agreement with the banks that are parties to its Credit Facility. Pursuant to the Forbearance Agreement, the banks agreed to forbear from exercising their rights and remedies with respect to all existing defaults under the Credit Facility until the earlier of June 30, 1999 or the occurrence of a default under the Forbearance Agreement or an additional default under the Credit Facility. On June 30, 1999, the Forbearance Agreement expired. On September 30, 1999, the Company entered into the Interim Agreement with the Banks. On February 15, 2000, the Company amended its Interim Agreement dated September 30, 1999. Simultaneously on February 15, 2000, the Company completed a $6 million financing transaction involving the sale of the Notes with the Warrants to TDH, Dime Capital Partners, Inc. and Robert E. Drury (see "Recent

Developments"). Pursuant to the Amended Interim Agreement, the banks have agreed to forbear from exercising their rights and remedies with respect to all existing defaults under the Credit Facility until the earlier of June 30, 2000 or the occurrence of a default under the Amended Interim Agreement or any additional default under the Credit Facility.

For a summary of the terms of the Amended Interim Agreement please see "Recent Developments" below.

During the year ended December 31, 1999, the Company made $1,589,000 in principal repayments under the Credit Facility from proceeds received from the Southeast Group divestiture, proceeds from a mortgage transaction, and cash provided by operations.

The Company has halted its acquisition program, but continues to selectively invest in equipment and technology to meet the needs of its operations and to improve its operating efficiency.

YEAR 2000 COMPLIANCE

Throughout 1999, the Company performed an inventory of exposures of its internal systems and identified operational steps necessary to deal with exposure to Year 2000 related problems. Remediation for all identified exposures to the Company's internal systems and equipment was implemented prior to December 31, 1999. The Company also conducted Year 2000 compliance testing on certain of its proprietary software products licensed to clients in accordance with standards promulgated by the British Standards Institute and provided upgraded versions of its non-compliant products to all clients. The Company has not encountered any significant problems in 2000. The total cost of the Year 2000 project incurred through December 31, 1999 did not have a material effect on the results of operations. In 2000 the Company will continue to monitor critical systems and equipment. The Company does not expect costs related to Year 2000 efforts in 2000 to have a material effect on the results of operations.

RECENT DEVELOPMENTS

On February 15, 2000, the Company completed a $6 million financing transaction involving the sale of the Notes with the Warrants to TDH, Dime Capital Partners, Inc. and Robert E. Drury. The proceeds of this financing was used primarily to repay senior bank debt and provide working capital for the Company. Additionally, J.B. Doherty, the managing general partner of TDH, joined the Company's Board of Directors.

The Notes are due and payable upon the fourth anniversary of the date of issuance and bear an interest rate of nine percent (9%) payable semi-annually. The Company cannot voluntarily prepay the Notes. The Notes are convertible into the Company's Common Stock, no par value, at a price of $3.50 per share, which price may be adjusted downward if, under certain circumstances, the holders thereof convert the Notes prior to the third anniversary of the date of issuance. The Company also issued Warrants to the Investors to purchase an additional 1,800,000 shares of Common Stock of the Company (subject to downward adjustment under certain circumstances), no par value, at $3.50 per share.

Simultaneous with this investment, the Company amended its Interim Agreement with the Banks who are parties to its Credit Facility. Pursuant to the Amended Interim Agreement, the Banks have agreed to forbear from exercising their rights and remedies with respect to all existing defaults under the Credit Facility until June 30, 2000 or the occurrence of a default under the Amended Interim Agreement or any additional default under the Credit Facility.

Under the terms of the Amended Interim Agreement, the Company was required to pay to the Banks $5 million from the proceeds of investment discussed above, reducing the outstanding principal balance thereof to $13.4 million. Principal repayments of $50,000, $125,000, $150,000, $250,000 and $300,000 are due
February 15, March 1, April 1, May 1 and June 1, 2000, respectively, with all remaining sums payable on June 30, 2000. The Amended Interim Agreement also (i) prohibits the Company from making capital expenditures in excess of $250,000 for the quarter ending March 31, 2000 and $500,000 for the quarter ending June 30, 2000, in each case determined on a non-cumulative basis; (ii) requires that the Company maintain a minimum stockholders' equity, together with the Notes, of $42 million; (iii) prohibits the Company from declaring or paying any dividends and
(iv) prohibits the Company from incurring any additional indebtedness in excess of $10,000 without the permission of the Banks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth on pages F-1 through F-20 hereto and is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                      26

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

         2.  Financial Statement Schedules

       See Schedule II -- Valuation and Qualifying Accounts on page F-21 of this Annual Report.

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

2.15*** Asset Purchase Agreement, dated January 23, 1998, by and among Integrated Information Services, L.L.C., Pettibone, L.L.C and Heisley Holding, L.L.C. and ImageMax, Inc. (incorporated by reference to
          Exhibit 2.1 of the Company's 8-K filed on February 3, 1998).

2.16*** Asset Purchase Agreement, dated February 9, 1998, by and among Document Management Group Inc., Theron Robinson and ImageMax, Inc. (incorporated by reference to Exhibit 2.1 of the Company's 8-K filed on February 24, 1998).

2.17*** Asset Purchase Agreement, dated February 9, 1998, by and among Image-Tec, Inc., Theron Robinson and Robert Robinson and ImageMax, Inc. (incorporated by reference to Exhibit 2.2 of the Company's 8-K filed on February 24, 1998).

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

10.4*+ Employment Agreement between the Company and Bruce M. Gillis dated as of August 1, 1997.

10.5*+ Employment Agreement between the Company and James D. Brown dated as of August 18, 1997.

10.6*+ Employment Agreement between the Company and S. David Model dated as of August 18, 1997.

10.7*+ Employment Agreement between the Company and Andrew R. Bacas dated as of August 1, 1997.

10.8**+ Employment Agreement between the Company and John E. Semasko dated as of September 9, 1997.

EXHIBIT
NO.                                  DESCRIPTION
-------                              -----------

10.9**+ Employment Agreement between the Company and Rex Lamb dated as of September 9, 1997.

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

10.26*** Amendment No. 1 to Credit Agreement by and among the Company and Subsidiaries and First Union National Bank (successor by merger to CoreStates Bank, N.A.), for itself and as Agent, and any other Banks becoming Party, dated as of March 30, 1998 (incorporated by reference to Exhibit 10.25 of the Company's Form 10-K filed March 31, 1998, File No. 0-23077).

10.27*** Amendment No. 2 to Credit Agreement by and among the Company and Subsidiaries and First Union National Bank (successor by merger to CoreStates Bank, N.A.), for itself and as Agent, and any other Banks becoming Party, dated as of November 16, 1998).

EXHIBIT
NO.                                  DESCRIPTION
-------                              -----------

10.28*** Master Demand Note, dated January 20, 1998, payable to First Union National Bank (successor by merger to CoreStates Bank, N.A.) (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on February 3, 1998).

10.29*** Security Agreement, dated January 20, 1998, between First Union National Bank (successor by merger to CoreStates Bank, N.A.) and the Company (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on February 3, 1998).

10.30*** Forbearance Agreement dated March 29, 1999 by and among the Company, First Union National Bank (successor by merger to CoreStates Bank, N.A.) and Commerce Bank, N.A.

10.31***+ Amendment No. 1 dated as of October 1, 1998 to Employment Agreement between the Company and James D. Brown dated as of August 18, 1997.

10.32***+ Separation Agreement by and between Bruce M. Gillis and the Company dated September 18, 1998.

10.33***+ Separation Agreement by and between Richard D. Moseley and the Company dated September 30, 1998.

10.34***+ Separation Agreement by and between David Model and the Company dated
          November 9, 1998.

10.35@+ Separation Agreement by and between James D. Brown and the Company dated as of April 30, 1999.

10.36@@+ Employment Agreement by and between the Company and Mark P. Glassman dated as of March 1, 1999, as amended by Amendment No. 1 to Employment Agreement dated as of May 1, 1999.

10.37@@@ Forbearance Agreement dated September 30, 1999 by and among the Company, First Union National Bank (successor by merger to CoreStates Bank, N.A.) and Commerce Bank, N.A.

10.38% Loan and Warrant Purchase Agreement by and among the Company, TDH, III, L.P., Dime Capital Partners, Inc. and Robert Drury dated February 15, 2000.

10.39%    Form of Promissory Note.

10.40%    Form of Warrant.

10.41% Amendment to Forbearance Agreement by and among the Company, First Union National Bank and Commerce Bank, N.A. dated February 15, 2000.

10.42+ Amendment No. 1 to Employment Agreement between the Company and Blair Hayes dated as of April 1, 1999.

21        Subsidiaries.

23.1      Consent of Independent Public Accountants.

27        Financial Data Schedule (filed in electronic format only).

* Incorporated by reference to the designated exhibit of the Company's Registration Statement on Form S-1 filed on September 12, 1997, as amended (file number 333-35567).

**Incorporated by reference to the designated exhibit of the Company's Annual Report on Form 10-K filed on March 31, 1998 (file number 000-23077).

***Incorporated by reference to the designated exhibit of the Company's Annual Report on Form 10-K filed on March 31, 1999 (file number 000-23077).

@ Incorporated by reference to the designated exhibit of the Company's Annual Report on Form 10-K/A filed on April 30, 1999 (file number 000-23077).

@@ Incorporated by reference to the designated exhibit of the Company's Quarterly Report on Form 10-Q filed on May 17, 1999 (file number 000-23077).

@@@ Incorporated by reference to the designated exhibit of the Company's Report on Form 8-K filed on October 7, 1999 (file number 000-23077).

% Incorporated by reference to exhibits 10.1, 10.2, 10.3 and 10.4 of the Company's Report on Form 8-K filed on March 2, 2000 (file number 000-23077).

+ Management contract or compensatory plan or arrangement.

       (b)  Reports on Form 8-K.

The Company filed a Form 8-K on March 2, 2000 reporting that the Company completed a $6 million financing transaction involving the sale of convertible subordinated notes to TDH III, L.P., Dime Capital Partners, Inc. and Robert E. Drury.

                         IMAGEMAX, INC. AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULE


                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants................................   F-2

Consolidated Balance Sheets.............................................   F-3

Consolidated Statements of Operations...................................   F-4

Consolidated Statements of Shareholders' Equity.........................   F-5

Consolidated Statements of Cash Flows...................................   F-6

Notes to Consolidated Financial Statements..............................   F-7

Financial Statement Schedule:

II.  Valuation and Qualifying Accounts..................................   F-21

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ImageMax, Inc.:

We have audited the accompanying consolidated balance sheets of ImageMax, Inc. (a Pennsylvania Corporation) and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImageMax, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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

                                                      ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
   March 7, 2000

                         IMAGEMAX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS - EXCEPT SHARE AMOUNTS)

                                                                                                   DECEMBER 31
                                                                                           --------------------------
                                                                                             1999             1998
                                                                                             ----             ----
                                 ASSETS
Current assets:
       Cash and cash equivalents........................................................   $  1,719         $     736
       Accounts receivable, net of allowance for doubtful
         accounts of $392 and $600, as of December 31, 1999
         and 1998, respectively.........................................................      9,412            11,801
       Inventories......................................................................      2,031             2,185
       Prepaid expenses and other.......................................................        838               609
                                                                                           --------          --------

              Total current assets......................................................     14,000            15,331

Property, plant and equipment, net......................................................      5,642             7,036
Intangibles, primarily goodwill, net....................................................     44,448            46,607
Other assets............................................................................        275               600
                                                                                           --------          --------

                                                                                           $ 64,365          $ 69,574
                                                                                           ========          ========

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Short-term debt and current portion of long-term
         debt...........................................................................   $ 18,627          $ 20,239
       Accounts payable.................................................................      2,967             4,472
       Accrued expenses.................................................................      4,021             5,248
       Deferred revenue.................................................................      1,666             2,600
                                                                                           --------          --------

              Total current liabilities.................................................     27,281            32,559
                                                                                           --------          --------

Long-term debt..........................................................................        970               257
                                                                                           --------          --------

Other long-term liabilities.............................................................         41               106
                                                                                           --------          --------

Commitments and contingencies (Note 12)

Shareholders' equity:
       Preferred stock, no par value, 10,000,000 shares
         authorized, none issued........................................................         --                --
       Common stock, no par value, 40,000,000 shares
         authorized, 6,633,681 and 6,479,739 shares issued and
         outstanding at December 31, 1999 and 1998,
         respectively...................................................................     52,837            52,645
       Accumulated deficit..............................................................    (16,764)          (15,993)
                                                                                           --------          --------

              Total shareholders' equity................................................     36,073            36,652
                                                                                           --------          --------

                                                                                           $ 64,365          $ 69,574
                                                                                           ========          ========

        The accompanying notes are an integral part of these statements.

                         IMAGEMAX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS - EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                               YEAR ENDED DECEMBER 31
                                                                      ----------------------------------------

                                                                          1999           1998          1997
                                                                          ----           ----          ----
Revenues:
     Services.....................................................    $    47,960     $   49,387    $    2,344
     Products.....................................................         12,263         15,189           767
                                                                      -----------     ----------    ----------
                                                                           60,223         64,576         3,111
                                                                      -----------     ----------    ----------
Cost of revenues:
     Services.....................................................         29,615         33,252         1,603
     Products.....................................................          7,864         10,587           524
     Depreciation.................................................          1,785          1,565            94
                                                                      -----------     ----------    ----------
                                                                           39,264         45,404         2,221
                                                                      -----------     ----------    ----------
             Gross profit.........................................         20,959         19,172           890
Selling and administrative expenses...............................         16,378         17,606         2,074
Amortization of intangibles.......................................          1,844          1,482           112
Restructuring costs...............................................            827          1,387            --
Investment advisory fees and expenses.............................            550             --            --
Loss on sale of business units....................................             --          4,995            --
Special compensation charge.......................................             --             --         2,235
Acquired in-process research and development
     charge.......................................................             --             --         4,000
                                                                      -----------     ----------    ----------
             Operating income (loss)..............................          1,360         (6,298)       (7,531)
Interest expense..................................................          2,131          2,133             8
                                                                      -----------     ----------    ----------
Net loss..........................................................    $      (771)    $   (8,431)   $   (7,539)
                                                                      ===========     ===========   ==========
Basic and diluted net loss per share..............................    $     (0.12)    $    (1.40)   $    (8.13)
                                                                      ===========     ==========    ==========
Shares used in computing basic and
     diluted net loss per share...................................      6,578,984      6,034,130       927,565
                                                                      ===========     ==========    ==========

        The accompanying notes are an integral part of these statements.

                         IMAGEMAX, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (IN THOUSANDS - EXCEPT SHARE AMOUNTS)

                                                 PREFERRED STOCK            COMMON STOCK
                                               --------------------   -------------------------   ACCUMULATED
                                                SHARES      AMOUNT      SHARES        AMOUNT        DEFICIT        TOTAL
                                               ---------    -------   ----------      -------     -----------     --------
BALANCE, DECEMBER 31, 1996................       126,924  $      73      550,000   $        7      $     (23)     $     57

     Sales of Preferred and Common
       stock..............................       316,565      2,479      160,770        1,468             --         3,947
     Sale of Common stock in initial
       public offering, net of offering
       costs..............................            --         --    3,100,000       30,465             --        30,465
     Issuance of Common stock for
       acquisitions.......................            --         --    1,283,177       13,088             --        13,088
     Conversion of Preferred stock to
       Common stock.......................      (443,489)    (2,552)     443,489        2,552             --            --
     Net loss.............................            --         --           --           --         (7,539)       (7,539)
                                               ---------    -------   ----------      -------       --------       -------

BALANCE, DECEMBER 31, 1997................            --         --    5,537,436       47,580         (7,562)       40,018
     Issuance of Common stock for
       acquisitions.......................            --         --      930,484        5,037             --         5,037
     Sale of Common stock.................            --         --       11,819           28             --            28
     Net loss.............................            --         --           --           --         (8,431)       (8,431)
                                               ---------    -------   ----------      -------       --------       -------

BALANCE, DECEMBER 31, 1998................            --         --    6,479,739       52,645        (15,993)       36,652

     Issuance of Common stock for
       acquisitions.......................            --         --       76,190           85             --            85
     Sale of Common stock.................            --         --       77,752          107             --           107
     Net loss.............................            --         --           --           --           (771)         (771)
                                               ---------    -------   ----------      -------       --------       -------

BALANCE, DECEMBER 31, 1999................            --    $    --    6,633,681      $52,837       $(16,764)      $36,073
                                               =========    =======   ==========      =======       ========       =======

        The accompanying notes are an integral part of these statements.

                         IMAGEMAX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------

                                                                       1999          1998           1997
                                                                       ----          ----           ----
Cash Flows from Operating Activities:
   Net loss.......................................................  $   (771)     $  (8,431)     $  (7,539)
   Adjustments to reconcile net loss to net cash
          provided by (used in) operating activities-
          Depreciation and amortization of intangibles ...........     3,629          3,047            206
          Loss on sale of business units..........................        --          4,995             --
          Amortization of deferred financing costs................        --            904             --
          Special compensation charge.............................        --             --          2,235
          Acquired in-process research and development
             charge...............................................        --             --          4,000
          Changes in operating assets and liabilities, net
             of effect from acquisitions and divestiture-
             Accounts receivable, net.............................     2,389         (1,852)            42
             Inventories..........................................       154           (104)           (91)
             Prepaid expenses and other...........................      (229)            46            (55)
             Other assets.........................................       417           (390)            --
             Accounts payable.....................................    (1,505)           556            277
             Accrued expenses.....................................    (1,296)           159          1,046
             Deferred revenue.....................................      (934)           876             65
                                                                    --------      ---------      ---------

                Net cash provided by (used in)
                   operating activities...........................     1,854           (194)           186
                                                                    --------      ---------      ---------

Cash Flows from Investing Activities:
   Proceeds from business units sold..............................       563            350             --
   Purchases of property and equipment............................      (362)        (3,040)           (90)
   Purchases of businesses, net of cash acquired..................        --        (16,483)       (26,696)
                                                                    --------       --------       --------

                Net cash provided by (used in)
                   investing activities...........................       201        (19,173)       (26,786)
                                                                    --------       --------       --------

Cash Flows from Financing Activities:
   Net borrowings (repayments) under line of credit...............    (1,589)        20,100             --
   Payment of deferred financing costs............................      (192)          (803)           --
   Proceeds from mortgage transaction.............................       900             --             --
   Principal payments on debt and capital lease obligations.......      (298)          (532)        (4,329)
   Proceeds from sales of Common and Preferred stock..............       107             28         32,177
                                                                    --------      ---------       --------

                Net cash provided by (used in)
                   financing activities...........................    (1,072)        18,793         27,848
                                                                    --------       --------       --------

Net Increase (Decrease) in Cash and Cash Equivalents..............       983           (574)         1,248
Cash and Cash Equivalents, Beginning of Year......................       736          1,310             62
                                                                    --------      ---------      ---------
Cash and Cash Equivalents, End of Year............................  $  1,719      $     736       $  1,310
                                                                    ========      =========       ========

        The accompanying notes are an integral part of these statements.

                         IMAGEMAX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND AND LIQUIDITY:

ImageMax, Inc. ("ImageMax") was incorporated in Pennsylvania on November 12, 1996. ImageMax was formed to become a leading national, single-source provider of integrated document management solutions. ImageMax had conducted no operations prior to acquiring certain businesses on December 9, 1997 and completed a number of additional acquisitions in the first eight months of 1998, as discussed in Note 3. Prior to their acquisition, these businesses had been operating independently. Given the nature of ImageMax, it is subject to many risks, including but not limited to, (i) the ability to obtain adequate financing to fund operations and potential future acquisitions, (ii) a limited combined operating history, (iii) the potential inability to manage growth, (iv) possible fluctuations in quarterly results, (v) reliance on certain markets, and
(vi) reliance on key personnel.

The accompanying consolidated financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since inception, and as of December 31, 1999 had an accumulated deficit of $16.8 million. In addition, as more fully described in
Note 7, ImageMax is in default of its credit facility with its banks under which it had borrowed $18.5 million as of December 31, 1999, which raises substantial doubt about the ability of ImageMax to continue as a going concern. On February 15, 2000, ImageMax completed a $6 million convertible debt financing (see Note
16). Management is currently negotiating a new credit facility with other lenders. There can be no assurance that the credit facility will be refinanced. See report of independent public accountants.

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

                         IMAGEMAX, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (CONTINUED)

Consulting, implementation and training revenues are recognized as the services are performed. Maintenance revenues are recognized ratably over the terms of the maintenance agreements.

Cash and cash equivalents

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. At December 31, 1999 and 1998, cash equivalents primarily consisted of funds in money market accounts.

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

Accounting for stock-based compensation

The Company applies Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," in accounting for its stock options. APB 25 requires the intrinsic value method for stock options granted to employees. The Company follows the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," which permits pro forma disclosure of net loss and loss per share using a fair value based method of accounting for employee stock option plans in the accompanying notes to the financial statements.

                         IMAGEMAX, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (CONTINUED)

Supplemental cash flow information

The Company paid cash for interest of $2,074,000, $1,043,000 and $5,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The Company paid cash for income taxes of $98,000 and $175,000 for the years ended December 31, 1999 and 1998, respectively. There were no cash payments made for income taxes for the year ended December 31, 1997.

The following table displays the supplemental cash flow information for the years ended December 31, 1998 and 1997 of the net non-cash assets acquired relating to acquired businesses described in Note 3:

                                                                     YEAR ENDED
                                                                     DECEMBER 31
                                                           ---------------------------------
                                                               1998                 1997
                                                               ----                 ----
   Fair value of assets acquired.....................      $ 24,873,000          $51,806,000
   Liabilities assumed...............................        (3,224,000)         (10,972,000)
   Fair value of Common stock issued.................        (5,037,000)         (13,088,000)
   Cash acquired.....................................          (129,000)          (1,050,000)
                                                           -------------       --------------

   Total consideration...............................      $ 16,483,000          $ 26,696,000
                                                           ============          ============

Loss per share

The Company has presented loss per share pursuant to SFAS No. 128, "Earnings Per Share," and the Securities and Exchange Commission Staff Accounting Bulletin No.
98. Basic earnings per share ("Basic EPS") is computed by dividing the net loss for each period by the weighted average number of shares of Common stock outstanding for each period. Diluted earnings per share ("Diluted EPS") is computed by dividing net income (loss) for each period by the weighted average number of shares of Common stock and Common stock equivalents outstanding during each period. For all years presented, Common stock equivalents are not included, as their effect is antidilutive and, as such, Basic EPS and Diluted EPS are the same.

Fair value of financial instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at fair value due to their short-term nature. The carrying amount of long-term debt and capital lease obligations approximates fair value on the balance sheet dates.

Comprehensive income

The Company has reviewed SFAS No. 130, "Reporting Comprehensive Income," and has determined that for the years ended December 31, 1999, 1998 and 1997, no items meeting the definition of comprehensive income as specified in SFAS No. 130 existed in the consolidated financial statements. As such, no disclosure is necessary to comply with SFAS No. 130.

                         IMAGEMAX, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (CONTINUED)

Segment reporting

The Company has reviewed SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," and has determined that no further disclosure is necessary to comply with SFAS No. 131 since the Company operates in one business segment.

3. INITIAL PUBLIC OFFERING AND ACQUISITIONS:

On December 9, 1997, ImageMax sold 3,100,000 shares of its Common stock in an initial public offering (the "Offering") at $12 per share, which raised net proceeds to ImageMax of $30,465,000 net of Offering costs.

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

The following unaudited pro forma information shows the results of the Company's operations in accordance with APB Opinion No. 16, "Business Combinations," for the year ended December 31, 1998 and 1997 as though the acquisitions of the Founding Companies and the Acquired Businesses had occurred as of January 1, 1997. There were no business acquisitions in 1999. These results exclude certain business units which were sold in December 1998 and January 1999 (see Note 15):

                                                                           YEAR ENDED
                                                                           DECEMBER 31
                                                                  -----------------------------
                                                                      1998              1997
                                                                      ----              ----
         Total revenues........................................   $ 64,759,000     $ 63,340,000
         Operating loss........................................   $   (124,000)    $    536,000
         Net loss..............................................   $ (2,755,000)    $   (998,000)
         Basic and diluted net loss per share..................   $      (0.44)    $      (0.16)

                         IMAGEMAX, INC. AND SUBSIDIARIES

3. INITIAL PUBLIC OFFERING AND ACQUISITIONS: -- (CONTINUED)

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

4. PROPERTY, PLANT AND EQUIPMENT:

                                                         ESTIMATED               DECEMBER 31
                                                       USEFUL LIVES          --------------------
                                                          (YEARS)            1999            1998
                                                          -------            ----            ----
         Building and improvements..................       8-40           $ 1,438,000    $ 1,410,000
         Machinery and equipment....................        3-5             6,480,000      6,114,000
         Furniture and office equipment.............          5               575,000        564,000
         Transportation equipment...................          5               499,000        489,000
                                                                          -----------    -----------
                                                                            8,992,000      8,577,000
         Less: Accumulated depreciation and amortization                   (3,350,000)    (1,541,000)
                                                                          -----------    -----------
                                                                          $ 5,642,000    $ 7,036,000
                                                                          ===========    ===========

As of December 31, 1999 and 1998, the Company had $144,000 and $200,000 in equipment, net of accumulated amortization, financed under capital leases, respectively. See Note 5 regarding long-lived assets impairment evaluation.

5. INTANGIBLE ASSETS:

                                                                            DECEMBER 31,
                                                                  --------------------------------
                                                                     1999                 1998
                                                                     ----                 ----
         Goodwill...........................................      $ 46,954,000        $ 47,269,000
         Developed technology...............................           820,000             820,000
                                                                  ------------      --------------
                                                                    47,774,000          48,089,000
         Less- Accumulated amortization.....................        (3,326,000)         (1,482,000)
                                                                  ------------        ------------
                                                                  $ 44,448,000        $ 46,607,000
                                                                  ============        ============

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

In 1998, the Company wrote off $1,644,000 of goodwill related to a business unit sold in December 1998 and $2,585,000 related to two business units sold in January 1999 due to the impairment of the recoverability of the related goodwill based on the proceeds to be received (see Note 15). In 1999, the Company wrote off $315,000 of goodwill related to a business unit closed in May 1999.

                         IMAGEMAX, INC. AND SUBSIDIARIES

As of December 31, 1999, the Company believes that no revisions of the remaining useful lives or write-downs of intangible assets are required; however, the Company's continuing review of its business units may lead to write-downs in the future.

6. ACCRUED EXPENSES:


                                                                              DECEMBER 31
                                                                         -----------------------

                                                                         1999               1998
                                                                         ----               ----
         Compensation and benefits...........................        $ 1,070,000        $ 1,096,000
         Professional fees...................................            404,000            361,000
         Restructuring costs (Note 14).......................            263,000          1,145,000
         Other...............................................          2,284,000          2,646,000
                                                                    ------------       ------------
                                                                     $ 4,021,000        $ 5,248,000
                                                                     ===========        ===========

7. LINE OF CREDIT:

On March 30, 1998, the Company entered into a credit facility (as amended the "Credit Facility"), providing a revolving line of credit of $30 million in borrowings with First Union National Bank (successor by merger to Corestates Bank, N.A.) and Commerce Bank, N.A. (together, the "Banks"). This agreement was substantially amended in November 1998 as described below. Under the initial terms of the Credit Facility, the Company could borrow up to $25 million to finance future acquisitions and up to $5 million for working capital purposes. Prior to amendment, borrowings under the facility bore interest at LIBOR or prime plus an applicable margin at the option of the Company. In addition to interest and other customary fees, the Company was obligated to remit a fee ranging from 0.2% to 0.375% per year on unused commitments. The Credit Facility is secured by substantially all of the assets of the Company. The Credit Facility is subject to certain financial covenants which pertain to criteria such as minimum levels of cash flow, ratio of debt to cash flow, and ratio of fixed charges to cash flow. Prior to amendment, borrowing under the Credit Facility was contingent upon the Company meeting certain financial ratios and other criteria.

An amendment to the Credit Facility dated November 16, 1998 amended certain financial covenants for future periods, reduced the amount available under the Credit Facility to the amount ($20.1 million) outstanding on November 6, 1998, changed the maturity date to December 1, 1999 from December 31, 2002, required a $5.0 million principal repayment or commitments therefor by December 31, 1998, required all borrowings to bear a rate of prime plus an applicable margin and changed other provisions. As of December 31, 1998, the Company was in default of certain financial and other covenants under the amended Credit Facility, including cash flow ratios and the requirement for a $5.0 million principal repayment or commitments therefor. On March 29, 1999, the Company entered into a forbearance agreement with the banks that are parties to its Credit Facility (the "Forbearance Agreement"). Pursuant to the Forbearance Agreement, the banks agreed to forbear from exercising their rights and remedies with respect to all existing defaults under the Credit Facility until the earlier of June 30, 1999 or the occurrence of a default under the Forbearance Agreement or an additional default under the Credit Facility. On June 30, 1999, the Forbearance Agreement expired. On September 30, 1999, the Company entered into an interim forbearance agreement (the "Interim Agreement") with the Banks. On February 15, 2000, the Company amended its Interim Agreement dated September 30, 1999 (the "Amended Interim Agreement") (see Note 16).

Under the terms of the Amended Interim Agreement, the amount available under the Credit Facility was reduced to $13.3 million. The outstanding amount under the Credit Facility bears interest at the prime rate plus two percent (2%) per annum (effective rate of 10.50% as of December 31, 1999).

                         IMAGEMAX, INC. AND SUBSIDIARIES

The Company has continued its discussions various banks concerning the possible refinancing of its debt (see Note 1).

During the year ended December 31, 1999, the Company made $1,589,000 in principal repayments under the Credit Facility from proceeds received from the Southeast Group divestiture, proceeds from a mortgage transaction (see Note 8), and cash provided by operations.

All of the Company's indebtedness under the Credit Facility is classified as short-term debt.

In connection with the Credit Facility, the Company incurred $904,000 of lending and other customary fees during 1998. These costs were initially capitalized and amortized to interest expense over the original term of the Credit Facility. At December 31, 1998, the remaining unamortized costs of $803,000 were written off and included in interest expense.

8. LONG-TERM DEBT:

                                                                               DECEMBER 31,
                                                                         --------------------
                                                                         1999            1998
                                                                         ----            ----

         Obligations under capital leases..................           $ 117,000       $ 242,000
         Notes payable and mortgage loan...................             969,000         154,000
                                                                      ---------       ---------
                                                                      1,086,000         396,000
         Less- Current portion.............................            (116,000)       (139,000)
                                                                      ---------       ---------
                                                                      $ 970,000       $ 257,000
                                                                      =========       =========

In connection with the acquisition of the Founding Companies (see Note 3), the Company assumed approximately $4.9 million of notes payable, capital lease obligations and other indebtedness. Of this amount, $4.3 million was repaid with the net proceeds of the Offering. Debt assumed in connection with the acquisition of the Acquired Businesses was not significant. In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to a Company-owned property that houses a business unit operation. The Company received $869,000 in proceeds, net of closing costs, from the transaction. In July 1999, the $869,000 was applied to the balance of the Credit Facility. Interest on the mortgage is at the greater of 8.50% or the U.S. Treasury rate plus 375 basis points (10.287 % at December 31, 1999). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $10,000. Interest rates on the outstanding obligations under capital leases range from 9.3% to 21.3% and the weighted average interest rate on these obligations approximates 15.0% as of December 31, 1999. Interest rates on the notes payable outstanding balances range from 8.0% to 15.6% and the weighted average interest rate on these balances approximates 10.0% as of December 31, 1999.

As of December 31, 1999, future scheduled principal payments on the Company's notes payable and capital lease obligations are as follows:

         2000..............................................     $   116,000
         2001..............................................          84,000
         2002..............................................          25,000
         2003..............................................          14,000
         2004..............................................         847,000
                                                                -----------
                                                                $ 1,086,000
                                                                ===========

                         IMAGEMAX, INC. AND SUBSIDIARIES

9. INCOME TAXES:

At December 31, 1999, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6.7 million. The net operating loss carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses for financial and income tax reporting purposes, as well as, the nondeductibility of the special compensation and acquired research and development charges, loss on the sale of business units and goodwill amortization.

The components of income taxes are as follows:

                                                                           YEAR ENDED
                                                                           DECEMBER 31
                                                           --------------------------------------------
                                                              1999             1998             1997
                                                              ----             ----             ----
Current:
Federal.................................................  $        --      $        --       $       --
State...................................................           --               --               --
                                                           ----------       ----------        ---------
                                                                   --               --               --
                                                           ----------       ----------        ---------
Deferred:
Federal.................................................       27,000       (1,455,000)        (424,000)
State...................................................        5,000         (398,000)        (130,000)
                                                           ----------       ----------        ---------
                                                               32,000       (1,853,000)        (554,000)
Change in valuation allowance...........................      (32,000)       1,853,000          554,000
                                                           ----------       ----------        ---------
                                                           $       --       $       --        $       --
                                                           ==========       ==========        ==========

The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                                                  YEAR ENDED
                                                                                 DECEMBER 31
                                                                    ------------------------------------
                                                                      1999           1998          1997
                                                                      ----           ----          ----
Income tax rate.................................................     (34.0)%        (34.0)%       (34.0)%
State income taxes, net of federal tax benefit..................      (5.6)          (5.6)         (5.8)
Nondeductible special compensation and acquired
   in-process research and development charge...................        --             --          32.0
Nondeductible loss on sale of business units....................        --           12.0            --
Other nondeductible items.......................................       6.4            1.8            --
Nondeductible goodwill amortization.............................      37.5            3.8           0.5
Change in valuation reserve.....................................      (4.3)          22.0           7.3
                                                                     -----          -----         -----
                                                                        --%            --%           --%
                                                                     =====          =====         =====

                         IMAGEMAX, INC. AND SUBSIDIARIES

9. INCOME TAXES: -- (CONTINUED)

The tax effect of temporary differences as established in accordance with SFAS No. 109 that give rise to deferred taxes are as follows:

                                                                         DECEMBER 31
                                                                      ------------------
                                                                    1999          1998
                                                                    ----          ----
         Gross deferred tax assets:
         Accruals and reserves not currently deductible......... $  580,000   $ 1,217,000
         Net operating loss carryforwards.......................  2,662,000     1,605,000
         Other..................................................    352,000       420,000
         Valuation allowance.................................... (2,440,000)   (2,407,000)
                                                                 ----------    ----------
                                                                 $1,154,000   $   835,000
                                                                 ==========   ===========
         Gross deferred tax liabilities:
         Depreciation........................................... $  424,000   $   356,000
         Goodwill amortization..................................    629,000       378,000
                                                                 ----------   -----------
                                                                 $1,053,000   $   734,000
                                                                 ==========   ===========

At December 31, 1999, a valuation allowance was established for the Company's tax benefit based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in SFAS No. 109.

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

                         IMAGEMAX, INC. AND SUBSIDIARIES

During 1999, the Company issued 76,190 shares of Common stock in partial consideration for the acquisition of the Acquired Businesses (see Note 3).

11. BENEFIT PLANS:

Stock option plan

The Company's 1997 Incentive Plan, as amended (the "Incentive Plan") provides for the award of up to 1,600,000 shares of its Common stock to its employees, directors and other individuals who perform services for the Company. The Incentive Plan provides for granting of various stock based awards, including incentive and non-qualified stock options, restricted stock and performance shares and units. Options granted under the Incentive Plan are granted at fair market value at the date of grant, generally vest in equal installments over three years, and expire 10 years after the date of grant.

                                                                 OPTIONS OUTSTANDING
                                                               -----------------------
                                                 AVAILABLE                      PRICE            AGGREGATE
                                                 FOR GRANT     SHARES        PER SHARE            PRICE
                                                 ---------     --------      ---------          ---------

         Balance, December 31, 1996...........         --            --        $--                    $--
           Authorized.........................    600,000            --         --                     --
           Granted............................   (367,500)      367,500        12.00            4,410,000
                                                 --------      --------                         ---------
         Balance, December 31, 1997...........    232,500       367,500        12.00            4,410,000
           Granted............................   (359,000)      359,000     2.19 - 12.00        1,419,375
           Cancelled..........................    247,500      (247,500)       12.00           (2,970,000)
                                                  -------      --------                        ----------
         Balance, December 31, 1998...........    121,000       479,000     2.19 - 12.00        2,859,375
           Authorized.........................  1,000,000            --         --                     --
           Granted............................    (58,000)       58,000         1.75              101,500
           Cancelled..........................     72,000       (72,000)    2.19 - 12.00         (473,375)
                                                   ------      --------                        ----------
         Balance, December 31, 1999...........  1,135,000       465,000     1.75 - 12.00       $2,487,500
                                                =========      ========                        ==========

Set forth below are the outstanding options at December 31, 1999, summarized by range of exercise price:


                                NUMBER             WEIGHTED         WEIGHTED           NUMBER            WEIGHTED
     RANGE OF               OUTSTANDING AT          AVERAGE          AVERAGE        EXERCISABLE AT       AVERAGE
     EXERCISE PRICES          12/31/99          REMAINING LIFE    EXERCISE PRICE      12/31/99        EXERCISE PRICE
     ---------------          --------          --------------    --------------      --------        --------------
     $1.75                      58,000               9.5              $1.75                  0              N/A
     $2.19 to $2.38            257,000               8.4              $2.28             85,664            $2.28
     $12.00                    150,000               8.1             $12.00            116,667           $12.00

For purposes of the SFAS no. 123 disclosure requirements, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model using the following assumptions: weighted average risk free interest rate of 6.2%, 4.4% and 6.0%, in 1999, 1998 and 1997, respectively, an expected life of 5 years in 1999 and 1998, and 7 years in 1997, expected dividend yield of zero, and an expected volatility of 40%.

The weighted average fair value of options granted during 1999, 1998 and 1997 is estimated at $0.90, $1.12 and $6.35, respectively. The Company's net loss would have been increased and the following pro forma results would have been reported had compensation cost been recorded for the fair value of the options granted:

                         IMAGEMAX, INC. AND SUBSIDIARIES

                                                                                     YEAR ENDED DECEMBER 31
                                                                             --------------------------------------
                                                                             1999            1998              1997
                                                                             ----            ----              ----
         Net loss, as reported...............................               $(771,000)     $(8,431,000)      $(7,539,000)
         Pro forma net loss..................................             $(1,108,000)     $(8,829,000)      $(7,588,000)
         Basic and diluted loss per share, as reported.......                  $(0.12)          $(1.40)           $(8.13)
         Pro forma basic and diluted loss per share..........                  $(0.17)          $(1.46)           $(8.18)

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

For the year ended December 31, 1999 and 1998, employees purchased 59,005 and 30,566 shares under the Purchase Plan of which 46,640 and 11,819 shares were issued in 1999 and 1998, respectively.

12. COMMITMENTS AND CONTINGENCIES:

Operating leases

The Company leases operating facilities, office equipment and vehicles under non-cancelable leases. Rent expense under operating leases for the years ended December 31, 1999, 1998 and 1997 was $1,558,000, $2,706,000 and $119,000,
respectively. Future minimum lease payments under noncancelable operating leases as of December 31, 1999 are as follows:

        2000.................................................        1,309,000
        2001.................................................        1,084,000
        2002.................................................          788,000
        2003.................................................          366,000
        2004.................................................          275,000
        2005 and thereafter..................................          864,000
                                                                    ----------

                                                                    $4,668,000
                                                                    ==========

The Company leases operating facilities at prices which, in the opinion of management, approximate market rates from entities which are owned by certain shareholders and directors of the Company. Rent expense on these leases was $536,000, $582,000 and $64,000 for the years ended December 31, 1999, 1998 and
1997, respectively.

                         IMAGEMAX, INC. AND SUBSIDIARIES

12. COMMITMENTS AND CONTINGENCIES: -- (CONTINUED)

Employment and consulting agreements

The Company has entered into employment agreements with its Acting Chief Executive Officer and Chief Financial Officer, that provide for minimum annual compensation. In addition, the Company entered into employment or consulting agreements with several management members of the businesses acquired by the Company that provide for minimum annual compensation. Future minimum compensation commitments under these agreements as of December 31, 1999 are as follows:

       2000................................................       $1,770,000
       2001................................................          522,000
       2002................................................          158,000
       2003................................................                0
       2004................................................                0
                                                                  ----------

                                                                  $2,450,000
                                                                  ==========

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

The Company occasionally enters into agreements with its suppliers in the normal course of business that require the Company to purchase minimum amounts of inventory in future years in order to obtain favorable pricing. These commitments at December 31, 1999 are not considered material.

13. RELATED-PARTY MANAGEMENT CONTRACT:

In November 1996, the Company entered into a management contract with GBL Capital Corp. ("GBL"), an entity whose shareholders were also shareholders of ImageMax. One GBL shareholder is the former Chief Executive Officer and another is the current Acting Chief Executive Officer of the Company. GBL was engaged to manage the daily business operations of ImageMax. ImageMax paid GBL $5,000 upon entering into the agreement and was required to pay monthly fees

                         IMAGEMAX, INC. AND SUBSIDIARIES

13. RELATED-PARTY MANAGEMENT CONTRACT: -- (CONTINUED)

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

14. RESTRUCTURING COSTS:

For the year ended December 31, 1998, the Company recorded restructuring costs of $1,387,000, primarily for severance payments related to headcount reductions at the corporate office and a business unit and facility costs associated with business unit consolidations. For the year ended December 31, 1999, the Company recorded restructuring costs of $827,000 related to the closing of the Indianapolis business unit (comprising $557,000, including a write off of $300,000 in related goodwill) and executive severance payments.

As of December 31, 1999 and December 31, 1998, respectively, accrued restructuring charges (classified as accrued expenses) amounted to $263,000 and $1,145,000, of which $196,000 and $1,120,000 related to severance payments with the remaining amount attributable to lease termination costs. During the year ended December 31, 1999, the Company paid $1,409,000 of accrued restructuring charges (and took a non-cash charge of $300,000 upon the closure of a business unit), of which $1,194,000 related to severance payments with the remaining $215,000 attributable to lease termination costs.

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

16. CONVERTIBLE DEBT FINANCING:

On February 15, 2000, the Company completed a $6 million financing transaction involving the sale of convertible subordinated notes (the "Notes") and warrants (the "Warrants") to TDH III, L.P. ("TDH"), Dime Capital Partners, Inc. and Robert E. Drury (the "Investors") (see Note 7). The proceeds of this financing were used to repay $5 million of senior bank debt and provide working capital for the Company. Additionally, J.B. Doherty, the managing general partner of TDH, joined the Company's Board of Directors.

The Notes are due and payable upon the fourth anniversary of the date of issuance and bear interest at nine percent (9%) payable semi-annually. The Company cannot voluntarily prepay the Notes. The Notes are initially convertible into the Company's Common stock, no par value, at $3.50 per share, which price may be adjusted downward if, under certain circumstances, the holders thereof convert the Notes prior to the third anniversary of the date of issuance. The Company also issued Warrants to the Investors to purchase an additional 1,800,000 shares of Common stock of the Company (subject to downward adjustment under certain circumstances), no par value, at $3.50 per share. The Warrants are exercisable beginning the later of (i) one year from the date of issuance or
(ii) the conversion of the Notes into Common stock. The Warrants expire five years from the date of issuance.

Simultaneous with this investment, the Company amended its Interim Agreement with the Banks who are parties to the Credit Facility. Pursuant to the Amended Interim Agreement, the Banks have agreed to forbear from exercising their rights and remedies with respect to all existing defaults under the Credit Facility until June 30, 2000 or the occurrence of a default under the Amended Interim Agreement or any additional default under the Credit Facility.

                         IMAGEMAX, INC. AND SUBSIDIARIES

Under the terms of the Amended Interim Agreement, the Company was required to pay to the Banks $5 million from the proceeds of investment discussed above, reducing the outstanding principal balance thereof to $13.4 million. Principal repayments of $50,000, $125,000, $150,000, $250,000 and $300,000 are due
February 15, March 1, April 1, May 1 and June 1, 2000, respectively, with all remaining sums payable on June 30, 2000. The Amended Interim Agreement also (i) prohibits the Company from making capital expenditures in excess of $250,000 for the quarter ending March 31, 2000 and $500,000 for the quarter ending June 30, 2000, in each case determined on a non-cumulative basis; (ii) requires that the Company maintain a minimum stockholders' equity, together with the Notes, of $42 million; (iii) prohibits the Company from declaring or paying any dividends and
(iv) prohibits the Company from incurring any additional indebtedness in excess of $10,000 without the permission of the Banks.

                         IMAGEMAX, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE,
                                        BEGINNING OF     CHARGED TO     RESERVE OF                        BALANCE,
             DESCRIPTION                    YEAR           EXPENSE     ACQUISITIONS      DEDUCTIONS     END OF YEAR
             -----------                ------------     ----------    ------------      ----------     -----------
Allowance for doubtful accounts:
     1999............................      $600,000       $ 92,000     $         --      $(300,000)       $392,000
     1998............................      $375,000        185,000          150,000       (110,000)       $600,000
     1997............................      $     --             --          375,000             --        $375,000

                                                      BALANCE,
                                                   BEGINNING OF    CHARGED TO                     BALANCE,
                 DESCRIPTION                           YEAR         EXPENSE      DEDUCTIONS     END OF YEAR
                 -----------                       ------------    ----------   ------------    -----------

Restructuring accruals:
     1999.....................................      $1,145,000     $  827,000   $(1,709,000)    $   263,000
     1998.....................................      $       --      1,387,000      (242,000)    $ 1,145,000


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 IMAGEMAX, INC.

Dated: March 30, 2000                         By: /s/ ANDREW R. BACAS
                                              -------------------------------

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

        SIGNATURES                                     TITLE                                   DATE
        ----------                                     -----                                   ----
/S/ ANDREW R. BACAS                        Acting Chief Executive Officer                 March 30, 2000
-------------------                        (Principal Executive Officer)
Andrew R. Bacas

/s/ MARK P. GLASSMAN                       Chief Financial Officer                        March 30, 2000
--------------------                       (Principal Accounting Officer)
Mark P. Glassman

/s/ DAVID C. CARNEY                        Chairman of the Board of                       March 30, 2000
-------------------
David C. Carney                            Directors

/s/ LENNOX K. BLACK                        Director                                       March 30, 2000
-------------------
Lennox K. Black

/s/ J.B. DOHERTY                           Director                                       March 30, 2000
----------------
J.B. Doherty

/s/ ROBERT E. DRURY                        Director                                       March 30, 2000
-------------------
Robert E. Drury

s/ LEWIS E. HATCH, JR.                     Director                                       March 30, 2000
----------------------
Lewis E. Hatch, Jr.

s/ BLAIR HAYES                             Director                                       March 30, 2000
--------------
Blair Hayes

/s/ STEVEN N. KAPLAN                       Director                                       March 30, 2000
--------------------
Steven N. Kaplan

/s/ REX LAMB                               Director                                       March 30, 2000
------------
Rex Lamb

/s/ MITCHELL J. TAUBE                      Director                                       March 30, 2000
---------------------
Mitchell J. Taube