Form 10-Q
period 2000-03-31
IMAGEMAX INC
filed 2000-05-15
CIK 1046032

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ to _________

                         Commission File Number 0-23077

                             ----------------------

                                 IMAGEMAX, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 Pennsylvania                           23-2865585
       -------------------------------              -------------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)


         455 Pennsylvania Avenue, Suite 128
           Fort Washington, Pennsylvania                   19034
       ----------------------------------------         ----------
       (Address of principal executive offices)         (Zip Code)


                                 (215) 628-3600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X     No
                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 8, 2000:

       Common Stock, no par value                         6,649,016
       --------------------------                      ----------------
                 Class                                 Number of Shares

                         IMAGEMAX, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements (Unaudited)

        Consolidated Statements of Operations...............................  1

        Consolidated Balance Sheets.........................................  2

        Consolidated Statements of Cash Flows...............................  3

        Notes to Consolidated Financial Statements..........................  4

    Item 2 - Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................  8

PART II - OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K............................... 11

SIGNATURES.................................................................. 12

                         IMAGEMAX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands except per share amounts)

                                                              Three Months
                                                             Ended March 31,
                                                         ---------------------
                                                           2000          1999
                                                         -------      --------
Revenues:
     Services .......................................     $12,121      $ 12,512
     Products .......................................       2,572         2,970
                                                          -------      --------
                                                           14,693        15,482
                                                          -------      --------
Cost of revenues:
     Services .......................................       7,227         7,442
     Products .......................................       1,541         1,851
     Depreciation ...................................         460           426
                                                          -------      --------
                                                            9,228         9,719
                                                          -------      --------
        Gross profit ................................       5,465         5,763
Selling and administrative expenses .................       4,012         4,397
Amortization of intangibles .........................         450           449
Restructuring costs .................................          --           827
                                                          -------      --------
        Operating income ............................       1,003            90
Interest expense ....................................         589           532
                                                          -------      --------
        Income (loss) before income taxes ...........         414          (442)
Income tax provision ................................          --            --
                                                          -------      --------
Net income (loss) ...................................     $   414      $   (442)
                                                          =======      ========
Basic and diluted net income (loss) per share .......     $  0.06      $  (0.07)
                                                          =======      ========
Shares used in computing basic and diluted net income
     (loss) per share ...............................       6,634         6,498
                                                          =======      ========

   The accompanying notes are an integral part of these financial statements.

                         IMAGEMAX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (Unaudited, in thousands except share amounts)


                                                                     March 31,    December 31,
                                                                        2000          1999
                                                                     ---------    ------------
                                      ASSETS

Current assets:
   Cash and cash equivalents ..................................      $  2,040       $  1,719
   Accounts receivable, net of allowance for doubtful
       accounts of $392 and $392 as of March 31, 2000 and
       December 31, 1999, respectively ........................        10,221          9,412
   Inventories ................................................         2,222          2,031
   Prepaid expenses and other .................................           835            838
                                                                     --------       --------
       Total current assets ...................................        15,318         14,000

Property, plant and equipment, net ............................         5,347          5,642
Intangibles, primarily goodwill, net ..........................        44,015         44,448
Other assets ..................................................           493            275
                                                                     --------       --------
                                                                     $ 65,173       $ 64,365
                                                                     ========       ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt and current portion of long-term debt ......      $ 13,302       $ 18,627
   Accounts payable ...........................................         2,747          2,967
   Accrued expenses ...........................................         3,904          4,021
   Deferred revenue ...........................................         1,707          1,666
                                                                     --------       --------
       Total current liabilities ..............................        21,660         27,281
                                                                     --------       --------
Long-term debt ................................................         6,414            970
                                                                     --------       --------
Other long-term liabilities ...................................            38             41
                                                                     --------       --------
Shareholders' equity:
   Preferred stock, no par value, 10,000,000 shares
       authorized, none issued ................................            --             --
   Common stock, no par value, 40,000,000 shares authorized,
       6,649,016 and 6,633,681 shares issued and outstanding
       as of March 31, 2000 and December 31, 1999, respectively        53,411         52,837
   Accumulated deficit ........................................       (16,350)       (16,764)
                                                                     --------       --------
       Total shareholders' equity .............................        37,061         36,073
                                                                     --------       --------
                                                                     $ 65,173       $ 64,365
                                                                     ========       ========

   The accompanying notes are an integral part of these financial statements.

                         IMAGEMAX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)


                                                                                   Three Months
                                                                                  Ended March 31,
                                                                              ---------------------
                                                                               2000           1999
                                                                              -------       -------
Cash flows from operating activities:
   Net income (loss) ...................................................      $   414       $  (442)
   Adjustments to reconcile net income (loss) to net cash
        provided by operating activities-
        Depreciation and amortization ..................................          910           875
        Amortization of deferred financing costs .......................           13            --
        Amortization of imputed interest ...............................            5            --
        Changes in operating assets and liabilities, excluding effect of the Southeast Group divestiture-
            Accounts receivable, net ...................................         (809)        1,497
            Inventories ................................................         (191)          136
            Prepaid expenses and other .................................            3            (6)
            Other assets ...............................................           --           (17)
            Accounts payable ...........................................         (220)         (368)
            Accrued expenses ...........................................         (134)         (620)
            Deferred revenue ...........................................           41          (815)
                                                                              -------       -------
                Net cash provided by operating activities ..............           32           240
                                                                              -------       -------
Cash flows from investing activities:
   Purchases of property and equipment .................................         (165)         (203)
   Proceeds from Southeast Group divestiture ...........................           --           563
                                                                              -------       -------
                Net cash provided by (used in) investing activities ....         (165)          360
                                                                              -------       -------
Cash flows from financing activities:
   Net borrowings (repayments) under line of credit ....................       (5,300)         (563)
   Proceeds of subordinated debt transaction ...........................        6,000            --
   Payment of deferred financing costs .................................         (231)         (100)
   Proceeds from issuance of common stock ..............................           21            34
   Principal payments on debt and capital lease
        obligations ....................................................          (36)         (191)
                                                                              -------       -------
                Net cash provided by (used in) financing activities ....          454          (820)
                                                                              -------       -------
Net increase (decrease) in cash and cash equivalents ...................          321          (220)
Cash and cash equivalents, beginning of period .........................        1,719           736
                                                                              -------       -------
Cash and cash equivalents, end of period ...............................      $ 2,040       $   516
                                                                              =======       =======
Supplemental disclosures of cash flow information:
   Cash paid for:
        Interest .......................................................      $   558       $   536
                                                                              =======       =======
        Income taxes ...................................................      $    37       $    13
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

     The accompanying unaudited consolidated financial statements include the accounts of ImageMax and its subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses since inception, and as of March 31, 2000, had an accumulated deficit of $16.4 million. In addition, as more fully described in Note 5, ImageMax is in default of its credit facility with its banks under which it had borrowings of $13.2 million as of March 31, 2000. The Company has executed an interim forbearance agreement with the banks as described in Note 5. Management is currently in discussions with various banks concerning a refinancing of the Company's debt. If the Company is not able to favorably restructure its financing in a timely manner or if it continues to incur significant operating losses, the Company may not be able to sustain its operations and continue as a going concern. The consolidated balance sheet as of December 31, 1999 has been derived from the Company's consolidated financial statements that have been audited by the Company's independent public accountants. The Company's independent public accountants, Arthur Andersen LLP, have stated in their audit report included in the Company's Annual Report on Form 10-K for the year ending December 31, 1999 that the events of default under the Company's credit facility raise substantial doubt about the Company's ability to continue as a going concern.

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to rules and regulations of the Securities and Exchange Commission. Accordingly, unaudited interim financial statements such as those in this report allow certain information and footnotes required by generally accepted accounting principles for year end financial statements to be excluded. The Company believes all adjustments necessary for a fair presentation of these interim financial statements have been included and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These interim financial statements should be read in conjunction with the Company's pro forma and historical financial statements and notes thereto included in its Annual Report on Form 10-K for the year ending
December 31, 1999.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     There were no changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of Notes to Consolidated Financial Statements of ImageMax, Inc. and Subsidiaries included in the Company's Annual Report on Form 10-K for the year ending December 31, 1999.

3. ACQUISITIONS AND DIVESTITURES:

     In January 1999, the Company completed its divestiture of the Southeast Group with the sale of the Cayce, SC and Cleveland, TN business units. Revenues and operating losses, respectively, of the former Southeast Group amounted to $113,000 and $15,000 for the three months ended March 31, 1999.

     In March 1999, management decided to close the Company's underperforming Indianapolis, IN business unit. The closing of this business unit was substantially completed in May 1999. As of March 31, 1999, the Company recorded a loss relating to the closing of $557,000, primarily a write off in related goodwill of $300,000, severance payments and lease termination costs. Revenues and operating losses, respectively, of the former Indianapolis operation amounted to $379,000 and $330,000 for the three months ended March 31, 1999.

     The following unaudited pro forma information compares the actual results of the Company's operations for the three months ended March 31, 2000 with the results for the three months ended March 31, 1999 excluding the results of the former Southeast Group and Indianapolis operations:

                                                          Three Months
                                                         Ended March 31,
                                                   ----------------------------
                                                     Actual          Pro forma
                                                      2000             1999
                                                   -----------      -----------
Total revenue .................................    $14,693,000      $14,990,000
Operating income ..............................    $ 1,003,000      $   463,000
Net income (loss) .............................    $   414,000      $   (96,000)
Basic and diluted net income (loss) per share..    $      0.06      $     (0.02)

     The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations, or the results that may occur in the future.

4. RESTRUCTURING COSTS:

     For the three months ended March 31, 1999, the Company recorded a restructuring charge of $827,000, primarily related to the closing of the Indianapolis business unit and executive severance payments. As of March 31, 2000 and December 31, 1999, respectively, accrued restructuring charges (classified as accrued expenses) amounted to $150,000 and $263,000, of which $114,000 and $196,000 related to severance payments with the remaining amount attributable primarily to lease termination costs. During the three months ended March 31, 2000, the Company paid $113,000 of accrued restructuring charges, of which $82,000 related to severance payments with the remaining $31,000 attributable to lease termination costs.

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

     An amendment to the Credit Facility dated November 16, 1998 amended certain financial covenants for future periods, reduced the amount available under the Credit Facility to the amount ($20.1 million) outstanding on November 6, 1998, changed the maturity date to December 1, 1999 from December 31, 2002, required a $5.0 million principal repayment or commitments therefor by December 31, 1998, required all borrowings to bear a rate of prime plus an applicable margin and changed other provisions. As of December 31, 1998, the Company was in default of certain financial and other covenants under the amended Credit Facility, including cash flow ratios and the requirement for a $5.0 million principal repayment or commitments therefor. On March 29, 1999, the Company entered into a forbearance agreement with the Banks (the "Forbearance Agreement"). Pursuant to the Forbearance Agreement, the banks agreed to forbear from exercising their rights and remedies with respect to all existing defaults under the Credit Facility until the earlier of June 30, 1999 or the occurrence of a default under the Forbearance Agreement or an additional default under the Credit Facility. On June 30, 1999, the Forbearance Agreement expired. On September 30, 1999, the Company entered into an interim forbearance agreement (the "Interim Agreement") with the Banks. On February 15, 2000, the Company amended its Interim Agreement dated September 30, 1999 (the "Amended Interim Agreement").

     Under the terms of the Amended Interim Agreement, the amount available under the Credit Facility was reduced to $13.2 million. The outstanding amount under the Credit Facility bears interest at the prime rate plus two percent (2%) per annum (effective rate of 11.0% as of March 31, 2000).

     The Company has continued its discussions with various banks concerning the refinancing of its debt (see Note 1).

     During the three months ended March 31, 2000, the Company made $5,300,000 in principal repayments under the Credit Facility from proceeds received from the subordinated debt financing (see Note 10) and cash provided by operations.

     All of the Company's indebtedness under the Credit Facility is classified as short-term debt.

     In connection with the acquisition of certain businesses, the Company assumed debt of approximately $600,000 (net of repayments from proceeds from the Offering), representing notes payable, capital lease obligations and other indebtedness. As of March 31, 2000, $61,000 was outstanding under this indebtedness.

     In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to a Company-owned property that houses a business unit operation. The Company received $869,000 in proceeds, net of closing costs, from the transaction. In July 1999, the $869,000 was applied to the balance of the Credit Facility. Interest on the loan is at the greater of 8.50% or the U.S. Treasury rate plus 375 basis points (9.59 % at March 31, 2000). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $10,000.

6. INCOME TAXES:

     As of March 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6.7 million. The net operating loss carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses for financial and income tax reporting purposes, as well as the nondeductibility of special compensation, acquired research and development charges, losses on the sale of business units and goodwill amoritization. As of March 31, 2000, a valuation allowance was established for the Company's tax benefit based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in Statement of Financial Accounting Standards ("SFAS") No. 109.

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

8. INTANGIBLE ASSETS:

     The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of intangibles assets should be revised or that the remaining balance of such assets may not be recoverable. When the Company concludes it is necessary to evaluate its long-lived assets, including intangibles, for impairment, the Company will use an estimate of the related undiscounted cash flow as the basis to determine whether impairment has occurred. If such a determination indicates an impairment loss has occurred, the Company will utilize the valuation method which measures fair value based on the best information available under the circumstances. As of March 31, 2000, the Company believes that no revisions of the remaining useful lives or write-downs of intangible assets are required.

9. COMPREHENSIVE INCOME:

     The Company has reviewed SFAS No. 130 and has determined that for the quarters ended March 31, 2000 and 1999, no items meeting the definition of comprehensive income as specified in SFAS No. 130 existed in the consolidated financial statements. As such, no disclosure is necessary to comply with SFAS No. 130.

10. CONVERTIBLE DEBT FINANCING:

     On February 15, 2000, the Company completed a $6 million financing transaction involving the sale of convertible subordinated notes (the "Notes") and warrants (the "Warrants") to TDH III, L.P. ("TDH"), Dime Capital Partners, Inc. and Robert E. Drury (the "Investors") (see Note 5). The proceeds of this financing were used to repay $5 million of senior bank debt and provide working capital for the Company. Additionally, J.B. Doherty, the managing general partner of TDH, and Mr. Drury joined the Company's Board of Directors.

     The Notes are due and payable upon the fourth anniversary of the date of issuance and accrue interest at nine percent (9%) payable semi-annually. The Company cannot voluntarily prepay the Notes. The Notes are initially convertible into the Company's common stock, no par value, at $3.50 per share, which price may be adjusted downward if, under certain circumstances, the holders thereof convert the Notes prior to the third anniversary of the date of issuance. The Company also issued Warrants to the Investors to purchase an additional 1,800,000 shares of common stock of the Company (subject to downward adjustment under certain circumstances) at $3.50 per share. The Warrants are exercisable beginning the later of (i) one year from the date of issuance or (ii) the conversion of the Notes into common stock. The Warrants expire five years from the date of issuance. The estimated fair value of the Warrants of $553,000 has been recorded as an increase to shareholders' equity and a related reduction in the carrying amount of the Notes. The Company will amortize the $553,000 over the four year term of the Notes.

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

     Under the terms of the Amended Interim Agreement, the Company was required to pay to the Banks $5 million from the proceeds of investment discussed above, reducing the outstanding principal balance thereof to $13.4 million. Principal repayments of $50,000 and $125,000 were due and paid on February 15 and March 1. Principal repayments of $150,000, $250,000 and $300,000 are due April 1, May 1 and June 1, 2000, respectively, with all remaining sums payable on June 30, 2000. The Amended Interim Agreement also (i) prohibits the Company from making capital expenditures in excess of $250,000 for the quarter ending March 31, 2000 and $500,000 for the quarter ending June 30, 2000, in each case determined on a non-cumulative basis; (ii) requires that the Company maintain a minimum stockholders' equity, together with the Notes, of $42 million; (iii) prohibits the Company from declaring or paying any dividends; and (iv) prohibits the Company from incurring any additional indebtedness in excess of $10,000 without the permission of the Banks.

                                 PART I - ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, this Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "expect", "intend", and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in "Business--Risk Factors" as disclosed in the Company's Annual Report on Form 10-K for the year ending December 31, 1999 and other ImageMax filings with the Securities and Exchange Commission, and risks associated with the results of the continuing operations of ImageMax. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

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

Historical Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     Total revenues. For the three months ended March 31, 2000, total revenues decreased $0.8 million, or 5.1%, as compared to the corresponding period in 1999. This decrease was due to a product revenue decrease of 15.2% and a service revenue decrease of 2.6%. For the three months ended March 31, 2000, service revenue and product revenue, respectively, comprised 82.5% and 17.5% of total revenues, as compared to 80.8% and 19.2% in the corresponding period in 1999.

     The decrease in total revenues was comprised of $0.5 million attributable to the sale of the Southeast Group units and volume declines related to the closing of the Indianapolis business unit. The remaining decrease of $0.3 million was comprised of a decrease of $0.4 million in product revenue offset by an increase of $0.1 million in service revenue as the Company moves to a higher service revenue mix which generally retains higher gross profit margins.

     Gross profit. For the three months ended March 31, 2000, gross profit decreased by $0.3 million, or 5.2%, as compared to the corresponding period in 1999. Excluding results of the former Southeast Group and Indianapolis operations, gross profit decreased $0.4 million, primarily due to volume decreases in software sales which typically carry a higher gross profit percentage.

     Selling and administrative expenses. For the three months ended March 31, 2000, S&A expenses decreased by $0.4 million, or 8.8%, as compared to the corresponding period in 1999. This decrease resulted from: (1) a decrease of $0.4 million in business unit S&A expenses; (2) a decrease of $0.3 million attributable to the divestiture of the former Southeast Group and closing of the Indianapolis operations; and (3) an offsetting increase of $0.3 million in corporate expenses. The increase in corporate expenses relates to an accrual for incentive compensation. Excluding the results of the Southeast Group and Indianapolis operations, business unit S&A decreased $0.4 million, primarily due to decreased sales costs related to an increased service revenue mix.

     Restructuring costs. For the three months ended March 31, 1999, the Company recorded a restructuring charge of $0.8 million, primarily attributable to the closing of the Indianapolis unit (totaling $0.6 million, including a write-off of related goodwill of $0.3 million , severance payments, and lease termination costs) and executive severance payments.

     Operating income. For the three months ended March 31, 2000, operating income increased by $0.9 million, or 1,014%, as compared to the corresponding period in 1999. Excluding the impact of restructuring costs, operating income increased $0.1 million, or 9.4%. This increase resulted from: (1) an increase of $0.4 million attributable to the divestiture of the former Southeast Group and closing of the Indianapolis operations; and (2) an offsetting decrease of $0.3 million attributable to increased corporate expenses. The decrease attributable to corporate expenses relates to an accrual for incentive compensation.

     Interest expense. For the three months ended March 31, 2000, interest expense amounted to $0.6 million, including $0.1 million relating to bank fees under the Interim Agreement and Amended Interim Agreement, as compared to interest expense of $0.5 million in the corresponding period in 1999, including $0.1 million relating to bank fees under the Forbearance Agreement. The increase relates to higher interest rates on the borrowings under the Credit Facility for the three months ended March 31, 2000 as opposed to the three months ended March 31, 1999, and interest attributable to a mortgage on one of the Company's facilities beginning in April 1999.

Liquidity and Capital Resources

     As of March 31, 2000 and December 31, 1999, respectively, the Company had cash and cash equivalents of $2.0 million and $1.7 million, and a working capital deficit of $6.3 million and $13.3 million. The working capital deficits as of March 31, 2000 and December 31, 1999, respectively, were due to the classification of borrowings under the Credit Facility of $13.2 million and $18.5 million as current liabilities as a result of the Company being in default of certain financial and other covenants, as described below. The Company has entered into the Amended Interim Agreement pursuant to which the Company has agreed to make scheduled repayments of principal through June 1, 2000 and repay the entire principal on or before June 30, 2000. Although the Company is generating positive cash flow from operations, to continue its operations through the next 12 months, the Company will need additional financing from sources other than funds received through operations to meet these obligations. To that end, the Company is in discussions with various banks and other third parties concerning the possibility of refinancing the Company's debt. There can be no assurance that the Company will be able to refinance its debt in a timely manner.

     For the three months ended March 31, 2000 net cash provided by operating activities amounted to $27,000; net cash used in investing activities amounted to $0.2 million; and net cash provided by financing activities amounted to $0.5 million.

     Net cash provided by operating activities primarily represents significant earnings before amortization and depreciation which were largely offset by an increase in accounts receivable, payments to vendors and a reduction in accrued expenses, including bank fees and the payment of severance and other expenses relating to the Company's restructuring charges.

     Net cash used in investing activities represents the Company's investments in capital equipment and technology. For the three months ended March 31, 2000, the Company made capital expenditures of $0.2 million, principally production equipment, computer hardware, and delivery vehicles.

     Net cash provided by financing activities represents the $6.0 million proceeds of the subordinated debt transaction on February 15, 2000, largely offset by the repayment of borrowings under the Credit Facility of $5.3 million, and payment of $0.2 million related to debt financing costs. The funds used to repay borrowings under the Credit Facility were derived from the subordinated debt transaction and cash provided by operations.

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

     An amendment to the Credit Facility dated November 16, 1998 amended certain financial covenants for future periods, reduced the amount available under the Credit Facility to the amount ($20.1 million) outstanding on November 6, 1998, changed the maturity date to December 1, 1999 from December 31, 2002, required a $5.0 million principal repayment or commitments therefor by December 31, 1998, required all borrowings to bear a rate of prime plus an applicable margin and changed other provisions. As of December 31, 1998, the Company was in default of certain financial and other covenants under the amended Credit Facility, including cash flow ratios and the requirement for a $5.0 million principal repayment or commitments therefor. On March 29, 1999, the Company entered into the Forbearance Agreement with the Banks. Pursuant to the Forbearance Agreement, the banks agreed to forbear from exercising their rights and remedies with respect to all existing defaults under the Credit Facility until the earlier of June 30, 1999 or the occurrence of a default under the Forbearance Agreement or an additional default under the Credit Facility. On June 30, 1999, the Forbearance Agreement expired. On September 30, 1999, the Company entered into the Interim Agreement with the Banks. On February 15, 2000, the Company amended its Interim Agreement dated September 30, 1999. Simultaneously on February 15, 2000, the Company completed a $6 million financing transaction involving the sale of the Notes with the Warrants to TDH, Dime Capital Partners, Inc. and Robert E. Drury (see below). Pursuant to the Amended Interim

Agreement, the banks have agreed to forbear from exercising their rights and remedies with respect to all existing defaults under the Credit Facility until the earlier of June 30, 2000 or the occurrence of a default under the Amended Interim Agreement or any additional default under the Credit Facility.

     The proceeds of the financing on February 15, 2000 were used to repay $5 million of senior bank debt and provide working capital for the Company. Additionally, J.B. Doherty, the managing general partner of TDH, and Mr. Drury joined the Company's Board of Directors.

     The Notes are due and payable upon the fourth anniversary of the date of issuance and accrue interest at nine percent (9%) payable semi-annually. The Company cannot voluntarily prepay the Notes. The Notes are initially convertible into the Company's common stock, no par value, at $3.50 per share, which price may be adjusted downward if, under certain circumstances, the holders thereof convert the Notes prior to the third anniversary of the date of issuance. The Company also issued Warrants to the Investors to purchase an additional 1,800,000 shares of common stock of the Company (subject to downward adjustment under certain circumstances) at $3.50 per share. The Warrants are exercisable beginning the later of (i) one year from the date of issuance or (ii) the conversion of the Notes into common stock. The Warrants expire five years from the date of issuance. The estimated fair value of the Warrants of $553,000 has been recorded as an increase to shareholders' equity and a related reduction in the carrying amount of the Notes. The Company will amortize the $553,000 over the four year term of the Notes.

     Under the terms of the Amended Interim Agreement, the Company was required to pay to the Banks $5 million from the proceeds of investment discussed above, reducing the outstanding principal balance thereof to $13.4 million. Principal repayments of $50,000 and $125,000 were due and paid on February 15 and March 1. Principal repayments of $150,000, $250,000 and $300,000 are due April 1, May 1 and June 1, 2000, respectively, with all remaining sums payable on June 30, 2000. The Amended Interim Agreement also (i) prohibits the Company from making capital expenditures in excess of $250,000 for the quarter ending March 31, 2000 and $500,000 for the quarter ending June 30, 2000, in each case determined on a non-cumulative basis; (ii) requires that the Company maintain a minimum stockholders' equity, together with the Notes, of $42 million; (iii) prohibits the Company from declaring or paying any dividends; and (iv) prohibits the Company from incurring any additional indebtedness in excess of $10,000 without the permission of the Banks.

     During the three months ended March 31, 2000, the Company made $5,300,000 in principal repayments under the Credit Facility from proceeds received from the subordinated debt financing and cash provided by operations.

     The Company has halted its acquisition program, but continues to selectively invest in equipment and technology to meet the needs of its operations and to improve its operating efficiency.

Year 2000 Compliance

     Throughout 1999, the Company performed an inventory of exposures of its internal systems and identified operational steps necessary to deal with exposure to Year 2000 related problems. Remediation for all identified exposures to the Company's internal systems and equipment was implemented prior to December 31, 1999. The Company also conducted Year 2000 compliance testing on certain of its proprietary software products licensed to clients in accordance with standards promulgated by the British Standards Institute and provided upgraded versions of its non-compliant products to all clients. The Company has not encountered any significant Year 2000 problems in 2000. The total cost of the Year 2000 project incurred through March 31, 2000 did not have a material effect on the results of operations. In 2000, the Company will continue to monitor critical systems and equipment. The Company does not expect costs related to Year 2000 efforts in 2000 to have a material effect on its results of operations.

                          PART II -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

A. Exhibits:

          10.43+     Employment Agreement by and between the Company and Mark P.
               Glassman dated as of April 1, 2000.

    10.44+ Employment Agreement by and between the Company and Blair Hayes dated as of April 1, 2000.

    10.45+ Employment Agreement by and between the Company and Rex Lamb dated as of April 1, 2000.

    10.46+ Employment Agreement by and between the Company and Mitchell J. Taube dated as of April 1, 2000.

    27         Financial Data Schedule (filed in electronic format only.)

----------
+    Management contract or compensatory plan or arrangement.


B. Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEMAX, INC.

BY: /S/ ANDREW R. BACAS                                         May 15, 2000
    --------------------------                                  ------------
Andrew R. Bacas                                                      Date
Acting Chief Executive Officer


BY: /S/ MARK P. GLASSMAN                                         May 15, 2000
    ----------------------------------------------------         ------------
Mark P. Glassman                                                     Date
Chief Financial Officer and Principal Accounting Officer