Form 10-Q
period 2000-06-30
IMAGEMAX INC
filed 2000-08-14
CIK 1046032

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            _______________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended JUNE 30, 2000

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From _________ to _________

                        Commission File Number 0-23077
                            ______________________

                                IMAGEMAX, INC.
            (Exact name of Registrant as specified in its charter)

            Pennsylvania                                 23-2865585
            ------------                                 -----------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

   455 Pennsylvania Avenue, Suite 128
      Fort Washington, Pennsylvania                          19034
      -----------------------------                          -----
 (Address of principal executive offices)                  (Zip Code)

                                (215) 628-3600
                                ---------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X   No
                                      ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 4, 2000:

      Common Stock, no par value                      6,661,088
      --------------------------                      ---------
                 Class                              Number of Shares

                        IMAGEMAX, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q


                                                              Page
                                                              ----
PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements (Unaudited)

    Consolidated Statements of Operations....................   1

    Consolidated Balance Sheets..............................   2

    Consolidated Statements of Cash Flows....................   3

    Notes to Consolidated Financial Statements...............   4

 Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations......................   8

PART II - OTHER INFORMATION

 Item 6 - Exhibits and Reports on Form 8-K...................  12

SIGNATURES...................................................  13

                        IMAGEMAX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited, in thousands except per share amounts)


                                         Three Months          Six Months
                                         Ended June 30,      Ended June 30,
                                         --------------      --------------

                                        2000      1999       2000      1999
                                        ----      ----       ----      ----
Revenues:
  Services...........................   $13,172   $12,092   $25,293   $24,604
  Products...........................     2,831     3,579     5,403     6,549
                                        -------   -------   -------   -------

                                         16,003    15,671    30,696    31,153
                                        -------   -------   -------   -------

Cost of revenues:
  Services...........................     7,834     7,447    15,061    14,889
  Products...........................     1,931     2,337     3,472     4,188
  Depreciation.......................       464       452       924       878
                                        -------   -------   -------   -------

                                         10,229    10,236    19,457    19,955
                                        -------   -------   -------   -------

     Gross profit....................     5,774     5,435    11,239    11,198
Selling and administrative expenses..     4,278     4,291     8,290     8,688
Amortization of intangibles..........       473       447       923       896
Restructuring costs..................        --        --        --       827
                                        -------   -------   -------   -------

     Operating income................     1,023       697     2,026       787
Interest expense.....................       551       472     1,140     1,004
                                        -------   -------   -------   -------

Net income (loss)....................   $   472   $   225   $   886   $  (217)
                                        =======   =======   =======   =======

Basic and diluted net income (loss)
  per share..........................     $0.07     $0.03     $0.13    $(0.03)
                                        =======   =======   =======   =======

Shares used in computing basic
  net income (loss) per share........     6,649     6,605     6,641     6,552
                                        =======   =======   =======   =======

Shares used in computing diluted
  net income (loss) per share........     6,651     6,605     6,643     6,552
                                        =======   =======   =======   =======




  The accompanying notes are an integral part of these financial statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands except share amounts)

                                                               June 30,     December 31,
                                                                 2000           1999
                                                               --------       --------
                     ASSETS

Current assets:
 Cash and cash equivalents...................................  $  2,507       $  1,719
 Accounts receivable, net of allowance for doubtful
    accounts of $501 and $392 as of June 30, 2000 and
    December 31, 1999, respectively..........................    10,455          9,412
 Inventories.................................................     1,563          2,031
 Prepaid expenses and other..................................       844            838
                                                               --------       --------

    Total current assets.....................................    15,369         14,000

Property, plant and equipment, net...........................     5,101          5,642
Intangibles, primarily goodwill, net.........................    43,573         44,448
Other assets.................................................       835            275
                                                               --------       --------

                                                               $ 64,878       $ 64,365
                                                               ========       ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Short-term debt and current portion of long-term debt.......  $  7,133       $ 18,627
 Accounts payable............................................     2,326          2,967
 Accrued expenses............................................     3,944          4,021
 Deferred revenue............................................     1,962          1,666
                                                               --------       --------

    Total current liabilities................................    15,365         27,281
                                                               --------       --------
Long-term debt...............................................    11,925            970
                                                               --------       --------
Other long-term liabilities..................................        38             41
                                                               --------       --------

Shareholders' equity:
 Preferred stock, no par value, 10,000,000 shares
    authorized, none issued..................................        --             --
 Common stock, no par value, 40,000,000 shares authorized,
    6,661,088 and 6,633,681 shares issued and outstanding
    as of June 30, 2000 and December 31, 1999, respectively..    53,428         52,837
 Accumulated deficit.........................................   (15,878)       (16,764)
                                                               --------       --------

    Total shareholders' equity...............................    37,550         36,073
                                                               --------       --------

                                                               $ 64,878       $ 64,365
                                                               ========       ========



   The accompanying notes are an integral part of these financial statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                            Six Months
                                                                           Ended June 30,
                                                                        ---------------------
                                                                         2000         1999
                                                                        -------      -------
Cash flows from operating activities:
 Net income (loss)....................................................  $   886      $  (217)
 Adjustments to reconcile net income (loss) to net cash
    provided by operating activities-
    Depreciation and amortization of intangibles......................    1,847        1,774
    Amortization of deferred financing costs..........................       40           --
    Imputed interest on subordinated debt.............................       41           --
    Changes in operating assets and liabilities, excluding effect of the Southeast Group divestiture-
      Accounts receivable, net........................................   (1,043)       1,336
      Inventories.....................................................      468           94
      Prepaid expenses and other......................................       (6)        (219)
      Other assets....................................................       --         (178)
      Accounts payable................................................     (641)        (112)
      Accrued expenses................................................     (125)      (1,010)
      Deferred revenue................................................      296       (1,037)
                                                                        -------      -------

         Net cash provided by operating activities....................    1,763          431
                                                                        -------      -------

Cash flows from investing activities:
 Purchases of property and equipment..................................     (383)        (227)
 Proceeds from Southeast Group divestiture............................       --          563
                                                                        -------      -------

         Net cash provided by (used in) investing activities..........     (383)         336
                                                                        -------      -------

Cash flows from financing activities:
 Net borrowings (repayments) under line of credit.....................   (5,942)        (720)
 Proceeds from subordinated debt transaction..........................    6,000           --
 Proceeds from mortgage transaction...................................       --          900
 Payment of deferred financing costs..................................     (600)        (100)
 Proceeds from issuance of common stock...............................       38           56
 Principal payments on debt and capital lease
   obligations........................................................      (88)        (196)
                                                                        -------      -------

         Net cash used in financing activities........................     (592)         (60)
                                                                        -------      -------

Net increase in cash and cash equivalents.............................      788          707
Cash and cash equivalents, beginning of period........................    1,719          736
                                                                        -------      -------

Cash and cash equivalents, end of period..............................  $ 2,507      $ 1,443
                                                                        =======      =======

Supplemental disclosures of cash flow information:
 Cash paid for:
    Interest..........................................................  $   984      $ 1,117
                                                                        =======      =======

    Income taxes......................................................  $    53      $    14
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

     The accompanying unaudited consolidated financial statements include the accounts of ImageMax and its subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated balance sheet as of December 31, 1999 has been derived from the Company's consolidated financial statements that have been
audited by the Company's independent public accountants.   The Company's
independent public accountants, Arthur Andersen LLP, have stated in their audit report included in the Company's Annual Report on Form 10-K for the year ending December 31, 1999 that the events of default under the Company's credit facility as of that date raise substantial doubt about the Company's ability to continue as a going concern. The Company has since refinanced the credit facility and is no longer in default on any of its debt (see Note 5).

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

3. ACQUISITIONS AND DIVESTITURES:

     In January 1999, the Company completed its divestiture of the Southeast Group with the sale of the Cayce, SC and Cleveland, TN business units. Revenues and operating losses, respectively, of the former Southeast Group amounted to $113,000 and $15,000 for the six months ended June 30, 1999.

     In March 1999, management decided to close the Company's underperforming Indianapolis, IN business unit. The closing of this business unit was substantially completed in May 1999. As of June 30, 1999, the Company recorded a loss relating to the closing of $557,000, primarily a write off in related goodwill of $300,000, severance payments and lease termination costs. Revenues and operating losses, respectively, of the former Indianapolis operation amounted to $498,000 and $376,000 for the six months ended June 30, 1999.

     The following unaudited pro forma information compares the actual results of the Company's operations for the six months ended June 30, 2000 with the results for the six months ended June 30, 1999 excluding the results of the former Southeast Group and Indianapolis operations:


                                                             Six Months
                                                           Ended June 30,
                                                           --------------

                                                       Actual      Pro forma
                                                        2000          1999
                                                     -----------   -----------
          Total revenue...........................   $30,696,000   $30,542,000
          Operating income........................   $ 2,026,000   $ 1,178,000
          Net income..............................   $   886,000   $   174,000
          Basic and diluted net income per share..   $      0.13   $      0.03

     The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations, or the results that may occur in the future.

4. RESTRUCTURING COSTS:

     For the six months ended June 30, 1999, the Company recorded a restructuring charge of $827,000, primarily related to the closing of the Indianapolis business unit and executive severance payments. As of June 30, 2000 and December 31, 1999, respectively, accrued restructuring charges (classified as accrued expenses) amounted to $55,000 and $263,000, of which $33,000 and $196,000 related to severance payments with the remaining amount attributable primarily to lease termination costs. During the six months ended June 30, 2000, the Company paid $208,000 of accrued restructuring charges, of which $163,000 related to severance payments with the remaining $45,000 attributable to lease termination costs.

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

     Pursuant to a default under the Credit Facility, the Company entered into several forbearance agreements with the Banks covering the period from March 29, 1999 to June 30, 2000 in which they agreed to forbear from exercising their rights and remedies with respect to all existing defaults under the Credit Facility.

     On June 12, 2000, the Company closed on a new $14.5 million senior credit facility (the "New Credit Facility") pursuant to the Credit Agreement dated June 9, 2000 (the "Credit Agreement") with Commerce Bank, NA and FirsTrust Bank (together, the "New Banks"). The New Credit Facility consists of a two-year $7.0 million revolving credit line (the "Revolving Credit Line") and a four-year $7.5 million term loan (the "Term Loan").

     Under the Revolving Credit Line, interest is payable monthly at the prime rate plus 1.5% (effective rate of 11.0% as of the June 30, 2000) with principal due and payable in June 2002. Borrowing availability is based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. As of June 30, 2000, approximately $5.1 million was outstanding under the Revolving Credit Line.

     Under the Term Loan, interest is payable monthly at the prime rate plus 2.0% (effective rate of 11.5% as of the June 30, 2000). The outstanding principal amount of the Term Loan was $7.5 million as of June 30, 2000 and is due and payable in consecutive quarterly payments of $500,000 commencing September 30, 2000 until March 31, 2004. In addition, on an annual basis, the Company is required to reduce the principal amount outstanding under the Term Loan to the extent that EBITDA (as defined in the Credit Agreement; net income plus interest expense, tax provision, depreciation, amortization, losses from asset dispositions and insurance recoveries, minus gains from asset dispositions and insurance recoveries), as adjusted, exceeds certain specified levels set forth in the Credit Agreement and upon certain asset sales by the Company, if any.

     The New Credit Facility is secured by substantially all assets of the Company and requires maintenance of various financial and restrictive covenants including minimum levels of EBITDA and net worth. The Company also issued warrants to the New Banks to purchase an additional 100,000 shares of common stock of the Company (subject to downward adjustment under certain circumstances) at $3.50 per share. The Warrants are exercisable beginning one year from the date of issuance. The Warrants expire five years from the date of issuance. The Company also paid $242,500 in bank fees to the New Banks upon closing.

     During the six months ended June 30, 2000, the Company made $5,942,000 in net principal repayments under the Credit Facility from proceeds received from the convertible subordinated debt financing (see Note 6) and cash provided by operations. The Company used the proceeds of the New Credit Facility to repay the entire remaining balance of the Credit Facility.

     In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to a Company-owned property that houses a business unit operation. The Company received $869,000 in proceeds, net of closing costs, from the transaction. In July 1999, the $869,000 was applied to the balance of the Credit Facility. Interest on the loan is at the greater of 8.50% or the U.S. Treasury rate plus 375 basis points (9.65 % at June 30, 2000). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $10,000.

6. CONVERTIBLE DEBT FINANCING:

     On February 15, 2000, the Company completed a $6 million financing transaction involving the sale of convertible subordinated notes (the "Notes") and warrants (the "Warrants") to TDH III, L.P. ("TDH"), Dime Capital Partners, Inc. and Robert E. Drury (the "Investors"). The proceeds of this financing were used to repay $5 million of the Credit Facility and provide working capital for the Company. Additionally, J.B. Doherty, the managing general partner of TDH, and Mr. Drury joined the Company's Board of Directors.

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

7. INCOME TAXES:

          As of June 30, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6.7 million. The net operating loss carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses for financial and income tax reporting purposes, as well as the nondeductibility of special compensation, acquired research and development charges, losses on the sale of business units and goodwill amoritization. As of June 30, 2000, a valuation allowance was established for the Company's tax benefit based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in Statement of Financial Accounting Standards ("SFAS") No. 109.

8. EARNINGS PER SHARE:

     The Company has presented net income (loss) per share pursuant to SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share ("Basic EPS") is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share ("Diluted EPS") is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the three and six months ended June 30, 2000, the weighted average number of shares used to compute Diluted EPS includes common stock equivalents. For all other periods presented, common stock equivalents are not included, as their effect is antidilutive and, as such, Basic EPS and Diluted EPS are the same.

9. INTANGIBLE ASSETS:

     The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of intangibles assets should be revised or that the remaining balance of such assets may not be recoverable. When the Company concludes it is necessary to evaluate its long-lived assets, including intangibles, for impairment, the Company will use an estimate of the related undiscounted cash flow as the basis to determine whether impairment has occurred. If such a determination indicates an impairment loss has occurred, the Company will utilize the valuation method which measures fair value based on the best information available under the circumstances. As of June 30, 2000, the Company believes that no revisions of the remaining useful lives or write-downs of intangible assets are required.

10. COMPREHENSIVE INCOME:

     The Company has reviewed SFAS No. 130 and has determined that for the quarters and six months ended June 30, 2000 and 1999, no items meeting the definition of comprehensive income as specified in SFAS No. 130 existed in the consolidated financial statements. As such, no disclosure is necessary to comply with SFAS No. 130.

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

Historical Results of Operations

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

     Total revenues. For the three months ended June 30, 2000, total revenues increased $0.3 million, or 2.1%, as compared to the corresponding period in 1999. This increase was due to a service revenue increase of 8.9% partially offset by a product revenue decrease of 20.9%. The product revenue decrease was due to a 19.5% decline in software sales, which generally retain higher gross profit percentages, and a 21.1% decline in equipment sales, which generally retain lower gross profit percentages. For the three months ended June 30, 2000, service revenue and product revenue, respectively, comprised 82.3% and 17.7% of total revenues, as compared to 77.2% and 22.8% in the corresponding period in 1999.

     The Company has shifted its focus towards services, particularly conversion services, and has de-emphasized equipment sales in the majority of its markets. The Company believes that the migration towards services, which includes the Company's new Internet document repository product, ImageMaxOnline, will result in a higher gross profit percentage, as service revenues generally carry a higher gross profit percentage than equipment revenues.

     The increase in total revenues included $2.0 million attributable to increased volume in litigation services and indexing. This increase was partially offset by decreases of: (1) $0.7 million attributable to declines in product revenues (including $0.1 million in software sales); (2) $0.9 million attributable to the decreased volumes in conversion services in the Virginia, Texas and California business units; and (3) $0.1 million related to the closing of the Indianapolis business unit.

     Gross profit. For the three months ended June 30, 2000, gross profit increased by $0.3 million, or 6.2%, as compared to the corresponding period in 1999. This was caused by an increasing service revenue mix, partially offset by volume declines in software sales, which generally retain higher gross profit percentages.

     Selling and administrative expenses. For the three months ended June 30, 2000, S&A expenses decreased by less than $0.1 million, or 0.3%, as compared to the corresponding period in 1999. This decrease resulted primarily from reduced administrative expenses, and the closing of the Indianapolis operations, mostly offset by increased investments in sales and marketing.

     Operating income. For the three months ended June 30, 2000, operating income increased by $0.3 million, or 46.8%, as compared to the corresponding period in 1999. This increase resulted from: (1) an increase of $0.2 million attributable to increased profits from continuing operations at the business unit level, primarily due to increased revenues in litigation services and indexing as described above; and (2) an increase of $0.1 million attributable to decreased corporate expenses and the closing of the Indianapolis business unit.

     Interest expense. For the three months ended June 30, 2000, interest expense amounted to $0.6 million, as compared to interest expense of $0.5 million in the corresponding period in 1999. The increase relates to (1) higher interest rates on the borrowings under the Credit Facility for the three months ended June 30, 2000 as opposed to the three months ended June 30, 1999; (2) interest attributable to a mortgage on one of the Company's facilities beginning in April 1999, and (3) imputed interest attributable to the placement of the Notes and Warrants in February 2000.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

     Total revenues. For the six months ended June 30, 2000, total revenues decreased $0.5 million, or 1.5%, as compared to the corresponding period in 1999. This decrease was due to a product revenue decrease of 17.5% partially offset by a service revenue increase of 2.8%. The product revenue decrease was due to a 24.4% decline in software sales, which generally retain higher gross profit percentages, and a 17.1% decline in equipment sales, which generally retain lower gross profit percentages. For the six months ended June 30, 2000, service revenue and product revenue, respectively, comprised 82.4% and 17.6% of total revenues, as compared to 79.0% and 21.0% in the corresponding period in 1999.
     The decrease in total revenues was comprised of $0.6 million attributable to the sale of the Southeast Group units and volume declines related to the closing of the Indianapolis business unit. The remaining increase of $0.1 million was comprised of an increase of $1.2 million in service revenue (primarily litigation services and indexing) and a decrease of $1.1 million in product revenue (including $0.3 million in software sales).

     Gross profit. For the six months ended June 30, 2000, gross profit increased by less than $0.1 million, or 0.4%, as compared to the corresponding period in 1999. Excluding results of the former Southeast Group and Indianapolis operations, gross profit decreased $0.1 million, primarily due to volume declines in software sales, mostly offset by a higher service revenue mix of non-software revenues.

     Selling and administrative expenses. For the six months ended June 30, 2000, S&A expenses decreased by $0.4 million, or 4.6%, as compared to the corresponding period in 1999. This decrease resulted from: (1) a decrease of $0.4 million in business unit S&A expenses; (2) a decrease of $0.3 million related to the sale of the Southeast Group units and the closing of the Indianapolis operations; and (3) an offsetting increase of $0.3 million in corporate expenses. The increase in corporate expenses primarily relates to an accrual for incentive compensation. Excluding the Southeast Group and Indianapolis operations, business unit S&A decreased $0.4 million, primarily due to reduced administrative expenses, mostly offset by increased investments in sales and marketing.

     Restructuring costs. For the six months ended June 30, 1999, the Company recorded a restructuring charge of $0.8 million, primarily attributable to the closing of the Indianapolis unit (totaling $0.6 million, including a write-off of related goodwill of $0.3 million, severance payments, and lease termination costs) and executive severance payments.

     Operating income. For the six months ended June 30, 2000, operating income increased by $1.2 million, or 157.4%, as compared to the corresponding period in 1999. Excluding the impact of restructuring costs, operating income increased $0.4 million, or 25.5%. This increase resulted from an increase of $0.4 million attributable to the sale of the Southeast Group units and the closing of the Indianapolis business unit.

     Interest expense. For the six months ended June 30, 2000, interest expense amounted to $1.1 million, including $0.1 million relating to bank fees, as compared to interest expense of $1.0 million in the corresponding period in 1999, including $0.1 million relating to bank fees under the Forbearance Agreement. The increase relates to (1) higher interest rates on the borrowings under the Credit Facility for the three months ended June 30, 2000 as opposed to the three months ended June 30, 1999; (2) interest attributable to a mortgage on one of the Company's facilities beginning in April 1999, and (3) imputed interest attributable to the placement of the Notes and Warrants in February 2000.

Liquidity and Capital Resources

     As of June 30, 2000 and December 31, 1999, respectively, the Company had cash and cash equivalents of $2.5 million and $1.7 million, working capital of less than $0.1 million as of June 30, 2000 and a working capital deficit of $13.3 million as of December 31, 1999. The working capital deficit as of December 31, 1999, was due to the classification of borrowings under the Credit Facility of $18.5 million as a current liability as a result of the Company being in default of certain financial and other covenants, as described below. The Company entered into the Amended Interim Agreement pursuant to which the Company agreed to make scheduled repayments of principal through June 1, 2000 and repay the entire principal on or before June 30, 2000. The Company entered into the New Credit Facility on June 12, 2000. The Company used the proceeds of the New Credit Facility to repay the entire remaining balance of the Credit Facility.

     For the six months ended June 30, 2000 net cash provided by operating activities amounted to $1.8 million; net cash used in investing activities amounted to $0.4 million; and net cash used in financing activities amounted to $0.6 million.

     Net cash provided by operating activities primarily represents earnings before amortization and depreciation which were largely offset by an increase in accounts receivable, payments to vendors and a reduction in accrued expenses, including bank fees and the payment of severance and other expenses relating to the Company's restructuring charges.

     Net cash used in investing activities represents the Company's investments in capital equipment and technology. For the six months ended June 30, 2000, the Company made capital expenditures of $0.4 million, principally production equipment, computer hardware, and delivery vehicles.

     Net cash used in financing activities represents the repayment under the Credit Facility of $5.9 million, the payment of $0.6 million related to debt financing costs, and $0.1 million in repayments of debt and capital lease obligations, largely offset by $6.0 million in proceeds of the subordinated debt transaction on February 15, 2000. The funds used to repay borrowings under the Credit Facility were derived from the subordinated debt transaction and cash provided by operations.

     On March 30, 1998, the Company entered into the Credit Facility, providing a revolving line of credit of $30 million in borrowings with the Banks. Under the initial terms of the Credit Facility, the Company could borrow up to $25 million to finance future acquisitions and up to $5 million for working capital purposes.

     Pursuant to a default under the Credit Facility, the Company entered into several forbearance agreements with the Banks between March 29, 1999 and September 30, 1999 in which they agreed to forbear from exercising their rights and remedies with respect to all existing defaults under the Credit Facility.

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

     On June 12, 2000, the Company closed on the New Credit Facility pursuant to the Credit Agreement with the New Banks. The Credit Facility consists of the Revolving Credit Line and the Term Loan.

     Under the Revolving Credit Line, the Company is required to pay interest monthly at the prime rate plus 1.5% (effective rate of 11.0% as of the August 4, 2000). The outstanding principal of the Revolving Credit Line is due and payable at the end of term in June 2002. Borrowing availability is based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. As of the August 4, 2000, approximately $5.1 million was outstanding under the Revolving Credit Line.

     Under the Term Loan, interest is payable monthly at the prime rate plus 2.0% (effective rate of 11.5% as of the August 4, 2000). The outstanding principal amount of the Term Loan was $7.5 million as of August 4, 2000 is due and payable in consecutive quarterly payments of $500,000 commencing September 30, 2000 until the end of the term on March 31, 2004. In addition, on an annual basis, the Company is required to reduce the principal amount outstanding under the Term Loan to the extent that EBITDA (as defined in the Credit Agreement), as adjusted, exceeds certain specified levels set forth in the Credit Agreement and upon certain asset sales by the Company.

     The New Credit Facility is secured by substantially all assets of the Company and requires maintenance of various financial and restrictive covenants including minimum levels of EBITDA and net worth.

     During the six months ended June 30, 2000, the Company made $5,942,000 in net principal repayments under the Credit Facility from proceeds received from the subordinated debt financing and cash provided by operations. The Company used the proceeds of the New Credit Facility to repay the entire remaining balance of the Credit Facility.

     The Company continues to selectively invest in equipment and technology to meet the needs of its operations and to improve its operating efficiency. The Company may also consider selective synergistic in-market acquisitions in the future.

Year 2000 Compliance

     Throughout 1999, the Company performed an inventory of exposures of its internal systems and identified operational steps necessary to deal with exposure to Year 2000 related problems. Remediation for all identified exposures to the Company's internal systems and equipment was implemented prior to December 31, 1999. The Company also conducted Year 2000 compliance testing on certain of its proprietary software products licensed to clients in accordance with standards promulgated by the British Standards Institute and provided upgraded versions of its non-compliant products to all clients. The Company has not encountered any significant Year 2000 problems in 2000. The total cost of the Year 2000 project incurred through June 30, 2000 did not have a material effect on the results of operations. In 2000, the Company will continue to monitor critical systems and equipment. The Company does not expect costs related to Year 2000 efforts in 2000 to have a material effect on its results of operations.

                         PART II -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

A.  Exhibits:

     27            Financial Data Schedule (filed in electronic format only.)



B.  Reports on Form 8-K:

    The Company filed a Form 8-K on June 27, 2000 reporting that the Company completed the closing of a new $14.5 million senior credit facility on June 12, 2000 pursuant to the Credit Agreement dated June 9, 2000 with Commerce Bank, NA and FirsTrust Bank.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEMAX, INC.

BY: /S/ DAVID C. CARNEY                         August 14, 2000
    -------------------                         ---------------
David C. Carney  Date
Chairman and Acting Chief Executive Officer

BY: /S/ MARK P. GLASSMAN                        August 14, 2000
    --------------------                        ---------------
Mark P. Glassman  Date
Chief Financial Officer and Principal Accounting Officer