Form 10-Q
period 2000-09-30
IMAGEMAX INC
filed 2000-11-14
CIK 1046032

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                Yes  X   No ____.
                                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 13, 2000:

      Common Stock, no par value                           6,673,259
      --------------------------                           ---------
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

                        IMAGEMAX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited, in thousands except per share amounts)



                                Three Months          Nine Months
                              Ended September 30,  Ended September 30,
                              -------------------  -------------------

                               2000      1999       2000      1999
                               ----      ----       ----      ----
Revenues:
  Services..................  $11,914    $11,620   $37,207   $36,224
  Products..................    2,060      2,847     7,463     9,369
                              -------    -------   -------   -------

                               13,974     14,467    44,670    45,620
                              -------    -------   -------   -------

Cost of revenues:
  Services..................    7,462      7,256    22,523    22,145
  Products..................    1,272      1,863     4,744     6,051
  Depreciation..............      502        460     1,426     1,338
                              -------    -------   -------   -------

                                9,236      9,579    28,693    29,534
                              -------    -------   -------   -------

     Gross profit...........    4,738      4,888    15,977    16,086
Selling and administrative
  expenses..................    3,839      3,729    12,129    12,417
Amortization of
  intangibles...............      505        452     1,428     1,348
Restructuring costs.........       --         --        --       827
                              -------    -------   -------   -------

     Operating income.......      394        707     2,420     1,494
Interest expense............      532        616     1,672     1,620
                              -------    -------   -------   -------

Net income (loss)...........  $  (138)   $    91   $   748   $  (126)
                              =======    =======   =======   =======

Basic and diluted net income
  (loss) per share..........   $(0.02)     $0.01     $0.11    $(0.02)
                              =======    =======   =======   =======

Shares used in computing
  basic net income (loss)
  per share.................    6,661      6,607     6,648     6,565
                              =======    =======   =======   =======

Shares used in computing
  diluted net income (loss)
  per share.................    6,668      6,616     6,652     6,565
                              =======    =======   =======   =======



  The accompanying notes are an integral part of these financial statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands except share amounts)

                                                                       September 30,   December 31,
                                                                           2000           1999
                                                                         --------       --------
                     ASSETS

Current assets:
 Cash and cash equivalents........................................       $  1,516       $  1,719
 Accounts receivable, net of allowance for doubtful
    accounts of $492 and $392 as of September 30, 2000 and
    December 31, 1999, respectively...............................         10,269          9,412
 Inventories......................................................          1,643          2,031
 Prepaid expenses and other.......................................            501            838
                                                                         --------       --------

    Total current assets..........................................         13,929         14,000

Property, plant and equipment, net................................          4,776          5,642
Intangibles, primarily goodwill, net..............................         43,131         44,448
Other assets......................................................            814            275
                                                                         --------       --------

                                                                         $ 62,650       $ 64,365
                                                                         ========       ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Short-term debt and current portion of long-term debt............       $  5,629       $ 18,627
 Accounts payable.................................................          2,092          2,967
 Accrued expenses.................................................          3,388          4,021
 Deferred revenue.................................................          2,126          1,666
                                                                         --------       --------

    Total current liabilities.....................................         13,235         27,281
                                                                         --------       --------
Long-term debt....................................................         11,940            970
                                                                         --------       --------
Other long-term liabilities.......................................             48             41
                                                                         --------       --------

Shareholders' equity:
 Preferred stock, no par value, 10,000,000 shares
    authorized, none issued.......................................             --             --
 Common stock, no par value, 40,000,000 shares authorized,
    6,673,259 and 6,633,681 shares issued and outstanding
    as of September 30, 2000 and December 31, 1999, respectively..         53,443         52,837
 Accumulated deficit..............................................        (16,016)       (16,764)
                                                                         --------       --------

    Total shareholders' equity....................................         37,427         36,073
                                                                         --------       --------

                                                                         $ 62,650       $ 64,365
                                                                         ========       ========


   The accompanying notes are an integral part of these financial statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                              Nine Months
                                                                          Ended September 30,
                                                                        ---------------------
                                                                           2000          1999
                                                                        -------       -------
Cash flows from operating activities:
 Net income (loss)....................................................  $   748       $  (126)
 Adjustments to reconcile net income (loss) to net cash
    provided by operating activities-
    Depreciation and amortization of intangibles......................    2,749         2,686
    Amortization of deferred financing costs..........................      105            --
    Imputed interest on subordinated debt.............................       77            --
    Changes in operating assets and liabilities, excluding effect of the Southeast Group divestiture-
      Accounts receivable, net........................................     (857)        2,478
      Inventories.....................................................      388            80
      Prepaid expenses and other......................................      318          (105)
      Other assets....................................................       --           231
      Accounts payable................................................     (875)       (1,386)
      Accrued expenses................................................     (633)       (1,665)
      Deferred revenue................................................      460          (875)
                                                                        -------       -------

         Net cash provided by operating activities....................    2,480         1,318
                                                                        -------       -------

Cash flows from investing activities:
 Purchases of property and equipment..................................     (560)         (227)
 Proceeds from Southeast Group divestiture............................       --           563
                                                                        -------       -------

         Net cash provided by (used in) investing activities..........     (560)          336
                                                                        -------       -------

Cash flows from financing activities:
 Net borrowings (repayments) under line of credit.....................   (7,442)       (1,589)
 Proceeds from subordinated debt transaction..........................    6,000            --
 Proceeds from mortgage transaction...................................       --           900
 Payment of deferred financing costs..................................     (631)         (100)
 Proceeds from issuance of common stock...............................       53            92
 Principal payments on debt and capital lease
   obligations........................................................     (103)         (219)
                                                                        -------       -------

         Net cash used in financing activities........................   (2,123)         (916)
                                                                        -------       -------

Net increase (decrease) in cash and cash equivalents..................     (203)          738
Cash and cash equivalents, beginning of period........................    1,719           736
                                                                        -------       -------

Cash and cash equivalents, end of period..............................  $ 1,516       $ 1,474
                                                                        =======       =======

Supplemental disclosures of cash flow information:
 Cash paid for:
    Interest..........................................................  $ 1,521       $ 1,683
                                                                        =======       =======

    Income taxes......................................................  $    85       $    56
                                                                        =======       =======

   The accompanying notes are an integral part of these financial statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BACKGROUND AND BASIS OF PRESENTATION:

     ImageMax, Inc. ("ImageMax") was founded in November 1996 to become a leading, national single source provider of integrated document management solutions. On December 4, 1997, ImageMax sold 3,100,000 shares of its common stock in an initial public offering (the "Offering") at $12 per share, which raised net proceeds to ImageMax of $30.5 million, net of offering costs of $6.7 million. Concurrent with the Offering, ImageMax began material operations with the acquisition of 14 document management services companies. During 1998, ImageMax acquired 13 additional document management services companies. These acquisitions were accounted for using the purchase method of accounting. Pursuant to a management and operational reorganization, the Company sold operations in three locations (Charlotte, NC; Cayce, SC; and Cleveland, TN--the "Southeast Group") in December 1998 and January 1999 and closed its Indianapolis, IN business unit in March 1999. The Company currently operates 14 business units in 15 states.

     The accompanying unaudited consolidated financial statements include the accounts of ImageMax and its subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated balance sheet as of December 31, 1999 has been derived from the Company's consolidated financial statements that have been
audited by the Company's previous independent public accountants.   The
Company's previous independent public accountants, Arthur Andersen LLP, have stated in their audit report included in the Company's Annual Report on Form 10-K for the year ending December 31, 1999 that the events of default under the Company's credit facility as of that date raised substantial doubt about the Company's ability to continue as a going concern. The Company has since refinanced the credit facility and is no longer in default on any of its debt (see Note 5).

     The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to rules and regulations of the Securities and Exchange Commission ("SEC). Accordingly, unaudited interim financial statements such as those in this report allow certain information and footnotes required by accounting principles generally accepted in the United States for year end financial statements to be excluded. The Company believes all adjustments necessary for a fair presentation of these interim financial statements have been included and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These interim financial statements should be read in conjunction with the Company's pro forma and historical financial statements and notes thereto included in its Annual Report on Form 10-K for the year ending December 31, 1999.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     There were no changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of Notes to Consolidated Financial Statements of ImageMax, Inc. and Subsidiaries included in the Company's Annual Report on Form 10-K for the year ending December 31, 1999.

3. ACQUISITIONS AND DIVESTITURES:

     In January 1999, the Company completed its divestiture of the Southeast Group with the sale of the Cayce, SC and Cleveland, TN business units. Revenues and operating losses, respectively, of the former Southeast Group amounted to $113,000 and $15,000 for the nine months ended September 30, 1999.

     In March 1999, management decided to close the Company's underperforming Indianapolis, IN business unit. The closing of this business unit was substantially completed in May 1999. As of September 30, 1999, the Company recorded a loss relating to the closing of $557,000, primarily a write off in related goodwill of $300,000, severance payments and lease termination costs. Revenues and operating losses, respectively, of the former Indianapolis operation amounted to $498,000 and $476,000 for the nine months ended September 30, 1999.

     The following unaudited pro forma information compares the actual results of the Company's operations for the nine months ended September 30, 2000 with the results for the nine months ended September 30, 1999 excluding the results of the former Southeast Group and Indianapolis operations:


                                  Nine Months
                              Ended September 30,
                              -------------------
                                                       Actual      Pro forma
                                                        2000          1999
                                                     -----------   -----------
          Total revenue...........................   $44,670,000   $45,009,000
          Operating income........................   $ 2,420,000   $ 1,977,000
          Net income..............................   $   748,000   $   357,000
          Basic and diluted net income per share..   $      0.11   $      0.05

     The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations, or the results that may occur in the future.

4. RESTRUCTURING COSTS:

     For the nine months ended September 30, 1999, the Company recorded a restructuring charge of $827,000, primarily related to the closing of the Indianapolis business unit and executive severance payments. As of September 30, 2000 and December 31, 1999, respectively, accrued restructuring charges (classified as accrued expenses) amounted to $47,000 and $263,000, of which $25,000 and $196,000 related to severance payments with the remaining amount attributable primarily to lease termination costs. During the nine months ended September 30, 2000, the Company paid $216,000 of accrued restructuring charges, of which $171,000 related to severance payments with the remaining $45,000 attributable to lease termination costs.

5. LINE OF CREDIT AND LONG-TERM OBLIGATIONS:

     On March 30, 1998, the Company entered into a credit facility (as amended the "Old Credit Facility"), providing a revolving line of credit of $30 million in borrowings with First Union National Bank (successor by merger to Corestates Bank, N.A.) and Commerce Bank, N.A. (together, the "Banks"). Under the initial terms of the Old Credit Facility, the Company could borrow up to $25 million to finance future acquisitions and up to $5 million for working capital purposes.

     Pursuant to a default under the Old Credit Facility, the Company entered into several forbearance agreements with the Banks covering the period from March 29, 1999 to June 30, 2000 in which they agreed to forbear from exercising their rights and remedies with respect to all existing defaults under the Old Credit Facility.

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

     Under the Revolving Credit Line, interest is payable monthly at the prime rate plus 1.5% (effective rate of 11.0% as of the September 30, 2000) with principal due and payable in June 2002. Borrowing availability is based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. As of September 30, 2000, approximately $3.6 million was outstanding under the Revolving Credit Line.

     Under the Term Loan, interest is payable monthly at the prime rate plus 2.0% (effective rate of 11.5% as of September 30, 2000). The outstanding principal amount of the Term Loan was $7.5 million as of September 30, 2000 and is due and payable in consecutive quarterly payments of $500,000 commencing September 30, 2000 until March 31, 2004. The first payment due on September 30, 2000 was paid on October 2, 2000, the first business day following the due date, and as such, is not reflected in the accompanying consolidated financial statements. In addition, on an annual basis, the Company is required to reduce the principal amount outstanding under the Term Loan to the extent that EBITDA (as defined in the Credit Agreement: net income plus interest expense, tax provision, depreciation, amortization, losses from asset dispositions and insurance recoveries, minus gains from asset dispositions and insurance recoveries), as adjusted, exceeds certain specified levels set forth in the Credit Agreement and upon certain asset sales by the Company, if any.

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

     During the nine months ended September 30, 2000, the Company made $7,442,000 in net principal repayments under the Old Credit Facility and the New Credit Facility, including $6,000,000 from proceeds received from the convertible debt financing (see Note 6).

     In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to a Company-owned property that houses a business unit operation. The Company received $869,000 in proceeds, net of closing costs, from the transaction. In July 1999, the $869,000 was applied to the balance of the Old Credit Facility. Interest on the loan is at the greater of 8.50% or the U.S. Treasury rate plus 375 basis points (9.63 % at September 30, 2000). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $10,000.

6. CONVERTIBLE DEBT FINANCING:

     On February 15, 2000, the Company completed a $6 million financing transaction involving the sale of convertible subordinated notes (the "Notes") and warrants (the "Investor Warrants") to TDH III, L.P. ("TDH"), Dime Capital Partners, Inc. and Robert E. Drury (the "Investors"). The proceeds of this financing were used to repay $5 million of the Old Credit Facility and provide working capital for the Company. Additionally, J.B. Doherty, the managing general partner of TDH, and Mr. Drury joined the Company's Board of Directors.

     The Notes are due and payable upon the fourth anniversary of the date of issuance and accrue interest at nine percent (9%) payable semi-annually. The Company cannot voluntarily prepay the Notes. The Notes are initially convertible into the Company's common stock, no par value, at $3.50 per share, which price may be adjusted downward if, under certain circumstances, the holders thereof convert the Notes prior to the third anniversary of the date of issuance. The Company also issued the Investor Warrants to purchase an additional 1,800,000 shares of common stock of the Company (subject to downward adjustment under certain circumstances) at $3.50 per share. The Investor Warrants are exercisable beginning the later of (i) one year from the date of issuance or (ii) the conversion of the Notes into common stock. The Investor Warrants expire five years from the date of issuance. The estimated fair value of the Investor Warrants of $553,000 has been recorded as an increase to shareholders' equity and a related reduction in the carrying amount of the Notes. The Company will amortize the $553,000 over the four year term of the Notes.

7. INCOME TAXES:

     As of September 30, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6.7 million. The net operating loss carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses for financial and income tax reporting purposes, as well as the nondeductibility of special compensation, acquired research and development charges, losses on the sale of business units and goodwill amoritization. As of September 30, 2000, a valuation allowance was established for the Company's tax benefit based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in Statement of Financial Accounting Standards ("SFAS") No. 109.

8. EARNINGS PER SHARE:

     The Company has presented net income (loss) per share pursuant to SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share ("Basic EPS") is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share ("Diluted EPS") is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the nine months ended September 30, 1999, common stock equivalents are not included, as their effect is antidilutive and, as such, Basic EPS and Diluted EPS are the same. For all other periods presented, the weighted average number of shares used to compute Diluted EPS includes common stock equivalents.

9. INTANGIBLE ASSETS:

     The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of intangibles assets should be revised or that the remaining balance of such assets may not be recoverable. When the Company concludes it is necessary to evaluate its long- lived assets, including intangibles, for impairment, the Company will use an estimate of the related undiscounted cash flow as the basis to determine whether impairment has occurred. If such a determination indicates an impairment loss has occurred, the Company will utilize the valuation method which measures fair value based on the best information available under the circumstances. As of September 30, 2000, the Company believes that no revisions of the remaining useful lives or write-downs of intangible assets are required.

10. REVENUE RECOGNITION:

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101
("SAB 101"), Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Any changes to the Company's revenue recognition policy resulting from the implementation of SAB 101 would be reported as a change in accounting principles in the quarter ending December 31, 2000. To the extent that SAB 101 is relevant to the recognition of revenue on the Company's future services, the Company would adopt the new accounting principle effective January 1, 2001. Accordingly, any services previously reported as revenue that do not meet SAB 101 revenue recognition guidance would be recorded as revenue in future periods. The Company is still in the process of assessing the impact of SAB 101 on its financial statements. Management believes that SAB 101 will not affect the underlying strength of its business operations as measured by the dollar value of its products shipped and cash flows from operations.

                                PART I - ITEM 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "expect", "intend", and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include the Company's ability to attract and retain qualified employees and those factors set forth in "Business--Risk Factors" as disclosed in the Company's Annual Report on Form 10-K for the year ending December 31, 1999 and other ImageMax filings with the Securities and Exchange Commission, and risks associated with the results of the continuing operations of ImageMax. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

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

Historical Results of Operations

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

     Total revenues. For the three months ended September 30, 2000, total revenues decreased $0.5 million, or 3.4%, as compared to the corresponding period in 1999. This decrease was due to a product revenue decrease of 27.6% partially offset by a service revenue increase of 2.5%. The product revenue decrease was due to a 14.9% decline in software sales and a 30.3% decline in equipment and related supplies sales. For the three months ended September 30, 2000, service revenue and product revenue, respectively, comprised 85.3% and 14.7% of total revenues, as compared to 80.3% and 19.7% in the corresponding period in 1999.

     The Company has shifted its focus towards services, particularly conversion services, and has de-emphasized equipment sales in the majority of its markets. The Company believes that the migration towards services, which includes the Company's new Internet document repository service, ImageMaxOnline, will result in a higher gross profit percentage, as service revenues generally carry a higher gross profit percentage than equipment revenues.

     The decrease in total revenues included $0.8 million attributable to declines in product revenues (including $0.1 million in software sales) partially offset by a $0.3 million increase in service revenues. The service revenue increase was comprised of an increase of $1.5 million attributable to litigation support and coding services and a decrease of $1.2 million in other services, primarily document conversion. Conversion services were adversely affected by lower staffing levels (which directly impacts the level of production throughput), which the Company believes is indicative of the tight U.S. labor market, and by the relocation of production facilities in California and Oregon. The Company believes that its ability to attract and retain production staff is a key factor in sustaining and growing service revenues, and has recently developed a plan to increase long-term conversion capacity and productivity, which in part targets staffing increases and retention.

     Gross profit. For the three months ended September 30, 2000, gross profit decreased by $0.1 million, or 3.0%, as compared to the corresponding period in 1999. Gross profit percentage increased from 33.8% to 33.9% due primarily to the higher mix of service revenues, which generally carry a higher gross profit percentage than equipment and related supplies revenue.

     Selling and administrative expenses. For the three months ended September 30, 2000, S&A expenses increased by $0.1 million, or 3.0%, as compared to the corresponding period in 1999. This increase resulted primarily from increased expenses attributable to personnel increases resulting from efforts to hire sales and management staff to fill key positions in the organization. This increase was mostly offset by reduced administrative expenses, and a decrease of $0.1 million related to the closing of the Indianapolis operations. The Company expects to continue to augment its sales and management teams in order to meet long-term goals.

     Operating income. For the three months ended September 30, 2000, operating income decreased by $0.3 million, or 44.2%, as compared to the corresponding period in 1999. This decrease resulted from: (1) a decrease of $0.1 million attributable to decreased profits from operations at the business unit level, primarily due to decreased product revenues as described above; (2) a decrease of

$0.1 million attributable to increased corporate expenses, partially offset by the closing of the Indianapolis business unit; and (3) a decrease of $0.1 million attributable to the amortization of capitalized bank fees related to the New Credit Facility.

     Interest expense. For the three months ended September 30, 2000, interest expense amounted to $0.5 million, as compared to interest expense of $0.6 million in the corresponding period in 1999, which included $0.1 million relating to bank fees.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

     Total revenues. For the nine months ended September 30, 2000, total revenues decreased $1.0 million, or 2.1%, as compared to the corresponding period in 1999. This decrease was due to a product revenue decrease of 20.3% partially offset by a service revenue increase of 2.7%. The product revenue decrease was due to a 21.4% decline in software sales and a 20.1% decline in equipment sales. For the nine months ended September 30, 2000, service revenue and product revenue, respectively, comprised 83.3% and 16.7% of total revenues, as compared to 79.4% and 20.6% in the corresponding period in 1999.

     The decrease in total revenues was comprised of $0.6 million attributable to the sale of the Southeast Group units and volume declines related to the closing of the Indianapolis business unit. The remaining decrease of $0.4 million was comprised of a decrease of $1.9 million in product revenue (including $0.3 million in software sales) and an increase of $1.5 million in service revenue excluding the Southeast Group and Indianapolis units (primarily litigation support and coding services).

     Gross profit. For the nine months ended September 30, 2000, gross profit decreased by $0.1 million, or 0.7%, as compared to the corresponding period in 1999. Gross profit percentage increased from 35.3% to 35.8% due primarily to the higher mix of service revenues, which generally carry a higher gross profit percentage than equipment and related supplies revenue. Excluding results of the former Southeast Group and Indianapolis operations, gross profit decreased $0.3 million, primarily due to volume declines in software sales, partially offset by a higher service revenue mix of non-software revenues.

     Selling and administrative expenses. For the nine months ended September 30, 2000, S&A expenses decreased by $0.3 million, or 2.3%, as compared to the corresponding period in 1999. This decrease resulted from: (1) a decrease of $0.4 million in business unit S&A expenses; (2) a decrease of $0.3 million related to the sale of the Southeast Group units and the closing of the Indianapolis operations; and (3) an offsetting increase of $0.4 million in corporate expenses. The increase in corporate expenses is primarily attributable to sales and marketing, and personnel related increases, including incentive compensation.

     Restructuring costs. For the nine months ended September 30, 1999, the Company recorded a restructuring charge of $0.8 million, primarily attributable to the closing of the Indianapolis unit (totaling $0.6 million, including a write-off of related goodwill of $0.3 million, severance payments, and lease termination costs) and executive severance payments.

     Operating income. For the nine months ended September 30, 2000, operating income increased by $0.9 million, or 62.0%, as compared to the corresponding period in 1999. Excluding the impact of restructuring costs and the results of the Southeast Group units and the Indianapolis operations, operating income decreased $0.4 million, or 13.7%.

     Interest expense. For the nine months ended September 30, 2000, interest expense amounted to $1.7 million, including $0.1 million relating to bank fees, as compared to interest expense of $1.6 million in the corresponding period in 1999, including $0.2 million relating to bank fees. The increase relates to (1) higher interest rates on borrowings; (2) interest attributable to a mortgage on one of the Company's facilities beginning in April 1999; and (3) imputed interest attributable to the placement of the Notes and Investor Warrants in February 2000.

Liquidity and Capital Resources

     As of September 30, 2000 and December 31, 1999, respectively, the Company had cash and cash equivalents of $1.5 million and $1.7 million, working capital of $0.7 million as of September 30, 2000 and a working capital deficit of $13.3 million as of December 31, 1999. The working capital deficit as of December 31, 1999, was due to the classification of borrowings under the Old Credit Facility of $18.5 million as a current liability as a result of the Company being in default of certain financial and other covenants, as described below. The Company entered into the Amended Interim Agreement pursuant to which the Company agreed to make scheduled repayments of principal through June 1, 2000 and repay the entire principal on or before June 30, 2000. The Company entered into the New Credit Facility on June 12, 2000. The Company used the proceeds of the New Credit Facility to repay the entire remaining balance of the Old Credit Facility.

     For the nine months ended September 30, 2000 net cash provided by operating activities amounted to $2.5 million; net cash used in investing activities amounted to $0.6 million; and net cash used in financing activities amounted to $2.1 million.

     Net cash provided by operating activities primarily represents earnings before amortization and depreciation which were largely offset by an increase in accounts receivable, payments to vendors and a reduction in accrued expenses, including bank fees and the payment of severance and other expenses relating to the Company's restructuring charges.

     Net cash used in investing activities represents the Company's investments in capital equipment and technology. For the nine months ended September 30, 2000, the Company made capital expenditures of $0.6 million, principally production equipment, computer hardware, and delivery vehicles.

     Net cash used in financing activities represents the repayment under the Old Credit Facility and New Credit Facility of $7.4 million, the payment of $0.6 million related to debt financing costs, and $0.1 million in repayments of debt and capital lease obligations, largely offset by $6.0 million in proceeds of the subordinated debt transaction on February 15, 2000. The funds used to repay borrowings under the Old Credit Facility and New Credit Facility were derived from the subordinated debt transaction and cash provided by operations. The first $0.5 million payment on the Term Loan due on September 30, 2000 was paid on October 2, 2000, the first business day following the due date, and as such, is not reflected in the accompanying consolidated financial statements.

     On March 30, 1998, the Company entered into the Old Credit Facility, providing a revolving line of credit of $30 million in borrowings with the Banks. Under the initial terms of the Old Credit Facility, the Company could borrow up to $25 million to finance future acquisitions and up to $5 million for working capital purposes.

          Pursuant to a default under the Old Credit Facility, the Company entered into several forbearance agreements with the Banks between March 29, 1999 and June 30, 2000 in which they agreed to forbear from exercising their rights and remedies with respect to all existing defaults under the Old Credit Facility.

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

     On June 12, 2000, the Company closed on the New Credit Facility pursuant to the Credit Agreement with the New Banks. The New Credit Facility consists of the Revolving Credit Line and the Term Loan.

     Under the Revolving Credit Line, the Company is required to pay interest monthly at the prime rate plus 1.5% (effective rate of 11.0% as of November 10, 2000). The outstanding principal of the Revolving Credit Line is due and payable at the end of term in June 2002. Borrowing availability is based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. As of November 10, 2000, approximately $3.9 million was outstanding under the Revolving Credit Line.

          Under the Term Loan, interest is payable monthly at the prime rate plus 2.0% (effective rate of 11.5% as of November 10, 2000). The outstanding principal amount of the Term Loan was $7.0 million as of November 10, 2000 is due and payable in consecutive quarterly payments of $500,000 commencing September 30, 2000 until March 31, 2004. The first payment due on September 30, 2000 was paid on October 2, 2000, the first business day following the due date, and as such, is not reflected on the consolidated balance sheets. In addition, on an annual basis, the Company is required to reduce the principal amount outstanding under the Term Loan to the extent that EBITDA (as defined in the Credit Agreement), as adjusted, exceeds certain specified levels set forth in the Credit Agreement and upon certain asset sales by the Company.

     The New Credit Facility is secured by substantially all assets of the Company and requires maintenance of various financial and restrictive covenants including minimum levels of EBITDA and net worth.

     During the nine months ended September 30, 2000, the Company made $7,442,000 in net principal repayments under the Old Credit Facility and the New Credit Facility, including $6,000,000 from proceeds received from the convertible debt financing.

     The Company continues to selectively invest in equipment and technology to meet the needs of its operations and to improve its operating efficiency. The Company may also consider selective synergistic in-market acquisitions in the future. The Company believes that its operating cash flow together with the unused portion of the Revolving Credit Line will be sufficient to finance current operating requirements including capital expenditures and acquisitions.

Change in Certifying Accountant

     As of September 21, 2000 the Company will use Ernst & Young as its independent auditors in lieu of Arthur Andersen LLP.

Year 2000 Compliance

     Throughout 1999, the Company performed an inventory of exposures of its internal systems and identified operational steps necessary to deal with exposure to Year 2000 related problems. Remediation for all identified exposures to the Company's internal systems and equipment was implemented prior to December 31, 1999. The Company also conducted Year 2000 compliance testing on certain of its proprietary software products licensed to clients in accordance with standards promulgated by the British Standards Institute and provided upgraded versions of its non-compliant products to all clients. The Company has not encountered any significant Year 2000 problems in 2000. The total cost of the Year 2000 project incurred through September 30, 2000 did not have a material effect on the results of operations. In 2000, the Company will continue to monitor critical systems and equipment. The Company does not expect costs related to Year 2000 efforts in 2000 to have a material effect on its results of operations.

                          PART II -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-k

A.  Exhibits:

    10.47 Employment Agreement between the Company and David C. Carney dated as of April 1, 2000.

   27        Financial Data Schedule (filed in electronic format only.)

B.  Reports on Form 8-K:

  The Company filed a Form 8-K on September 21, 2000 reporting a change in the Company's Independent Auditors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEMAX, INC.

BY: /S/ DAVID C. CARNEY                                      November 13, 2000
    -------------------                                      -----------------
David C. Carney                                                    Date
Chairman and Acting Chief Executive Officer

BY: /S/ MARK P. GLASSMAN                                     November 13, 2000
    --------------------                                     -----------------
Mark P. Glassman                                                   Date
Chief Financial Officer and Principal Accounting Officer