Form 10-K
period 2000-12-31
IMAGEMAX INC
filed 2001-04-02
CIK 1046032

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED], FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER 0-23077


                                IMAGEMAX, INC.
                                --------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,458,962 as of March 26, 2001. On March 26, 2000 the Registrant had outstanding 6,686,368 shares of Common Stock, no par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive proxy statement (the "Definitive Proxy Statement") to be filed with the Securities and Exchange Commission relative to the Company's 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

                               TABLE OF CONTENTS

ITEM                                                                           PAGE
- -----------------                                                              ----

PART I.......................................................................     1
     Item 1.       Business..................................................     1
     Item 2.       Properties................................................    10
     Item 3.       Legal Proceedings.........................................    11
     Item 4.       Submission of Matters to a Vote of Security Holders.......    11
     Item 4(a).    Executive Officers of the Registrant......................    12

PART II......................................................................    13
     Item 5.       Market for Registrant's Common Equity and Related
                   Shareholder Matters.......................................    13
     Item 6.       Selected Consolidated Financial Data......................    14
     Item 7.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.......................    15
     Item 7(a).    Quantitative and Qualitative Disclosures about Market Risk    20
     Item 8.       Financial Statements and Supplementary Data...............    20
     Item 9.       Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.......................    20

PART III.....................................................................    21
     Item 10.      Directors and Executive Officers of Registrant............    21
     Item 11.      Executive Compensation....................................    21
     Item 12.      Security Ownership of Certain Beneficial Owners and
                   Management................................................    21
     Item 13.      Certain Relationships and Related Transactions............    21

PART IV......................................................................    22
     Item 14.      Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K...............................................    22


                                     PART I

ITEM 1.  BUSINESS

ImageMax, Inc. was founded in November 1996 to become a leading national, single-source provider of integrated document management solutions. On December 4, 1997, ImageMax completed its initial public offering (the "Offering") of 3,100,000 shares of Common Stock, no par value per share (the "Common Stock"), which generated net proceeds to ImageMax of approximately $30.5 million. Concurrently with the Offering, the Company began material operations with the acquisition of 14 document management service companies (the "Founding Companies"). During the first eight months of 1998, the Company acquired an additional 13 document management service companies (the "Acquired Businesses"). In December 1998 and January 1999, the Company sold facilities in Charlotte, NC, Cayce, SC, and Cleveland, TN (the "Southeast Group"). In May 1999, the Company closed its production facility in Indianapolis, IN.

As of March 26, 2001, the Company operated from 30 facilities covering 14 states, employed approximately 900 people and provided services and products to several thousand clients from 17 business units that provide full-scale operational capabilities. The Company's services include electronic (digital) and micrographic media conversion, data entry and indexing, Internet retrieval and hosting services, document storage (including Internet "web-enabled" document storage and retrieval) and system integration. The Company also sells and supports document management equipment and proprietary as well as third party open architecture digital imaging and indexing software.

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

MARKET AND INDUSTRY OVERVIEW

Document management businesses provide services and products to capture, convert, index, store and retrieve documents, whether such documents exist on paper, microfilm or digital media. According to a report made publicly available by the Association for Information and Image Management International ("AIIM") entitled "State of the Document Technologies Industry: 1997-2003," the U.S. market for document management services and products exceeded $17.5 billion in 1999 and this market grew at an average annual rate of more than 20% in 1998 and 1999. The AIIM data projects a compound annual growth rate of 26% for the five years from 1998 to 2003 resulting in a market of $41.6 billion in 2003. Expected near-term growth rates after 2003 are approximately 16%. The Company believes that there is a large unvended component of the service market not contained in the AIIM data because most document management services for large organizations are still performed in-house.

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

The Company believes it is one of the larger document service providers in a highly fragmented industry. More than 2,000 companies serve the document management needs of industry and government, with a majority of these companies generating annual revenues of less than $10 million. Many of the small businesses with which the Company competes presently lack the capital for expansion, cannot keep abreast of rapidly changing technologies, are unable to effectively manage large complex projects, have not developed marketing and sales programs, do not have the volume buying power needed to negotiate favorable supply contracts, and are unable to meet the needs of large, geographically dispersed customers. The continuing migration from paper and film to digital media has broken down many geographic barriers to the provision of document management services and has increased client demands for integrated operations. The Company believes that its broad capabilities will provide an increasing competitive advantage.

BUSINESS STRATEGY

The Company's goal is to serve as a leading provider of outsourced document management solutions. The Company believes that customer and business trends indicate (i) a movement towards outsourcing, which allows companies to focus on core competencies, and (ii) demand for value-added digital conversion services, whereby imaging is becoming part of the business process rather than paper replacement. In addition, the Company believes consulting organizations are increasingly pursuing service company partnerships to provide conversion capabilities for their customers that augment the outsourcing model.

In serving its customers and in developing its strategic and business goals, the Company has shifted its focus to digital conversion and related service offerings in order to meet the changing demands of the marketplace. This shift is designed to address specific customer needs, such as: (i) the replacement of microfilm with digital imaging; (ii) the transition of in-house document management operations to an outsourced approach; and (iii) the continued support of product-based offerings, such as software and equipment. The formation of strategic partnerships with, for example, integrators, technology firms, and software providers, is an element of the Company's strategy to leverage its capabilities and provide superior service to customers.

In pursuing its strategic and business goals, the Company has focused its efforts organizationally on integrating operations and building a management structure that supports a regionally-based sales and service organization. These efforts to date have included the consolidation of operations in several markets, the reassignment of former managers, the alignment of business units into four regions (East, Midwest, South, and West) along geographic/vertical market lines, and the establishment of a formal organization structure that facilitates a one-company approach. The Company has begun to realize the benefits of this structure through improved coordination of sales activities, production capabilities, and technical skills in the fulfillment of customer requirements.

While streamlining operations and implementing a new organization structure, the Company continues to enhance its sales, marketing, and technical capabilities and will continue to improve the skill base of its sales force through such tools as an on-line application database, specialized training programs, and a hiring program emphasizing digital imaging. These activities are managed through the position of EVP - Marketing and Sales Development, and include web and intranet initiatives, collateral and sales aids, trade shows and seminars, and a telemarketing campaign. The Company has also developed a national sales compensation plan that will be fully implemented in 2001 in order to motivate, attract, and retain sales talent.

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

Digital Imaging.  The Company's digital imaging services involve the conversion
- ---------------
of paper or microfilm documents into digital format through the use of optical scanners and the conversion of computer output to digital images. Once converted, digital images can be returned for client use on a CD-ROM or optical disk or stored by the Company in a data warehouse for subsequent retrieval and distribution. The Company believes that digital imaging is becoming the preferred format of storage for many organizations due to benefits such as high-speed retrieval, and the ability to support and distribute digital images directly to the desktop of multiple workers in multiple locations at any time.

Micrographics.  The Company performs micrographic services, including the
- -------------
conversion of paper documents into microfilm images, the indexing of film for computer-aided retrieval systems and computer output to microfilm ("COM"). Micrographic media are selected as an alternative to paper or digital media for one or more of the following reasons: (i) film archives are more accessible, longer-lived and less expensive to store than paper; (ii) film is eye-readable and not subject to technological obsolescence; (iii) converting paper to film is currently more cost-effective than scanning paper for most documents where ease of accessibility is not needed; and (iv) there is a large base of organizations with existing film archives and reader-printer equipment.

Data Entry and Indexing.  The creation of index files for the rapid retrieval of
- -----------------------
images is a critical part of most value-added document management solutions. The Company provides specialized indexing services to a variety of clients for both film and digital-format documents. These labor-intensive services are often contracted for outside the U.S. as a means to utilize qualified personnel at generally lower cost than is available domestically.

     STORAGE AND RETRIEVAL SERVICES

Film and Paper Storage and Retrieval.  The Company manages the archiving of
- ------------------------------------
client documents, including processing (i.e., indexing and formatting), storage, retrieval, delivery and return to storage of documents within a rapid time frame. Typical archival documents include medical and legal case files, business records and financial transaction documents. Service fees generally include billing for storage space, plus activity charges for retrieval, delivery and return to storage, and ultimately for document destruction. The Company currently maintains storage facilities in three locations: (i) Chesterton, IN,
(ii) Emeryville, CA, and (iii) Monroe, LA.

Products

The Company develops proprietary, open-architecture software products which support electronic imaging and indexing services. In addition, the Company sells and supports third-party software and offers a wide range of digital imaging, scanning and viewing hardware, micrographic reader-printers, micrographic film and supplies and other equipment.

     SOFTWARE

The Company develops, markets and supports a suite of proprietary open-architecture software products that support and enhance the scanning, indexing and retrieval of digital images for its own use and for sale to other document management companies and end-users. Versions of these software products can be run on Microsoft Windows-equipped networks or personal computers, and simplify the process of scanning, indexing and retrieving electronic images of documents. One of the Company's products, called ScanTrax, was initially developed for use by document management companies in their digital conversion operations. Other Company products, such as FileTrax, were developed for marketing to end-users. The Company has also developed and markets a high-end scanning and viewing software package for the aperture card market called ImageMax ES. This product is utilized by both service companies and end-users to convert and index micrographic images of large format documents (in the form of 35-millimeter aperture cards) into digital images.

In addition to its proprietary software, the Company also sells and supports third party document management software. These software products are marketed by the Company through a network of more than 70 other document management companies acting as value-added resellers and also directly through the Company's own sales force to end-users including, in some cases, other document management companies. The Company has also established partnering relationships with software and equipment providers which enable the Company's software to be packaged and sold with their product offerings.

     HARDWARE AND OTHER EQUIPMENT

The Company maintains broker or dealer relationships with a number of document management equipment suppliers, including Bell & Howell, Canon, Kodak, Minolta and Xerox. These relationships allow the Company to provide clients with the latest micrographic and digital image viewing, printing and conversion equipment. Several business units provide extensive field maintenance and repair services for the equipment they sell. Various business units have specialized technical hardware and systems integration expertise that is shared across the Company's operations. The Company also provides to its clients a wide range of micrographic film products, digital media and other graphic supplies. The Company has achieved certain purchasing efficiencies with equipment and film suppliers and believes that it is an attractive dealer to equipment manufacturers seeking to achieve broad geographic coverage with a single company.

CLIENTS AND KEY MARKETS

The Company had a broad base of several thousand clients in the last year. No single client accounted for more than 5% of pro forma combined revenues for either the years ended December 31, 2000, 1999 or 1998. The Company's customers are not concentrated in any specific geographic area, but are concentrated primarily in the health care, financial services, and engineering industries, as well as certain other vertical markets.

The major markets for document management services providers are transaction-intensive industries in which the core business processes involve legal or regulatory considerations requiring the processing and storage of documents in a controlled manner. While maintaining its diversified client base, the Company intends to increase its expertise in certain core vertical markets. An overview of the Company's major target markets follows:

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

SALES AND MARKETING

Most sales efforts are conducted at the business unit level by the Company's 50-person sales force. The Company believes that a strategy of pursuing unvended accounts actively, in addition to competing for existing outsourced business (including conversion of existing accounts from film to digital media), will enable it to increase its market position. The Company also employs methods such as seminar selling, telemarketing, and Internet marketing.

The Company is also pursuing larger and more complex digital conversion and system sales by combining the capacity and technical capabilities of multiple business units. This activity has been fostered by cross-company meetings and training, improved communications, in part facilitated by the Company's intranet, and coordination among regional management. The Company seeks to attract customers away from smaller industry providers through its ability to offer a broader range of solutions and products for companies' document management needs.

The Company has developed an Internet Application Service Provider ("ASP") strategy to provide comprehensive imaging solutions including image search and retrieval, computer output to laser disk ("COLD"), workflow, and electronic document management systems to the marketplace. During 2000, the Company launched ImageMaxOnline, its ASP-based offering, with the goal of shortening the sales cycle and providing customer benefits in the form of reduced capital, technology, and infrastructure risks typically associated with in-house systems. The Company believes that ImageMaxOnline will facilitate involvement in new opportunities that occur earlier in the document life cycle and generate both recurring hosting-related revenues along with pull-through conversion business. In executing its Internet ASP strategy, the Company expects to use a combination of internal and external resources that best serve customers, including third-party arrangements with software and technology firms.

COMPETITION

The document management services industry is competitive. A significant source of competition is the in-house document management capability of the Company's target client base. Additionally, the Company competes with local or regional, independent document management companies. The Company's larger competitors include Affiliated Computer Services, Inc., Anacomp Inc., F.Y.I. Incorporated, IKON Office Solutions, Iron Mountain Incorporated, Lason, Inc., and Vestcom International, Inc. Certain of these competitors are larger than the Company, have greater financial and other resources and/or operate in broader geographic areas than the Company. Additionally, other potential competitors may choose to enter the Company's areas of operation in the future. As a result of this competitive environment, the Company may lose clients or have difficulty in acquiring new clients and its revenues and margins may be adversely affected.

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

The Company is not currently aware of any environmental conditions relating to present or past waste generation at or from these facilities that would be likely to have a material adverse effect on the business, financial condition or results of operations of the Company. However, the Company cannot be certain that environmental liabilities will not have a material adverse effect on its business, financial condition or results of operations.

EMPLOYEES

As of December 31, 2000, the Company had approximately 900 employees, approximately 110 of whom were employed primarily in management and administration. None of the Company's employees are subject to a collective bargaining agreement, and the Company considers its relations with its employees to be good.


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

THE COMPANY HAD A HISTORY OF OPERATING LOSSES

Although the Company has shown a profit in the amount of $402,000 for the year ended December 31, 2000, the Company has had a history of significant operating losses since inception and has an accumulated deficit of $16.4 million as of December 31, 2000. Although the Company achieved a profit in the past year, given the Company's history of past losses we cannot be certain that the Company will be able to sustain such profitability should adverse events occur.

THE COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ NATIONAL MARKET

The Common Stock currently trades on the OTC Bulletin Board. In 1999, the Common Stock was delisted from the Nasdaq National Market because of the Company's inability to remain in compliance with certain financial and per share market price requirements. The Common Stock does not now, and may never, meet the requirements for re-listing on the Nasdaq National Market. The inability to list the Common Stock on the Nasdaq National Market substantially reduces the liquidity of, and market for, the Common Stock.

The market price for the Common Stock has been highly volatile. This volatility may adversely affect the price of the Common Stock in the future. Prices for the Common Stock will be determined by the marketplace and may be influenced by many factors, including:

       o the depth and liquidity of the trading market;
       o investor perception of the Company;
       o the general economic and market conditions and trends;
       o the Company's financial results;
       o quarterly variations in the Company's financial results;

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

SIGNIFICANT AMOUNTS OF ACQUIRED GOODWILL REDUCE THE COMPANY'S NET INCOME

As of December 31, 2000, $42.7 million, or 67.8%, of the Company's total assets represented intangible assets arising from its acquisitions, of which $42.2 million was goodwill and $0.5 million was acquired developed technology. The Company amortizes goodwill principally over a period of 30 years and acquired developed technology over a period of seven years. Goodwill is an intangible asset that represents the difference between the total purchase price of these acquisitions and the amount of this purchase price allocated to the fair value of the net assets acquired. The amortization in a particular period represents a non-cash expense that reduces the Company's net income in that period. In addition, as was the case when the Company sold three locations in December 1998 and January 1999, if the Company sells or liquidates its assets, the Company cannot be sure that the value of these intangible assets would be recovered.
The Company cannot be certain that it will be able to fully realize these intangible assets over their amortization periods.

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

THE COMPANY OPERATES IN A HIGHLY COMPETITIVE INDUSTRY

The Company operates in a competitive environment. The document management services industry is highly fragmented and has relatively low barriers to entry. A significant source of competition results from the in-house document handling capability of businesses within the Company's target markets, referred to as the "unvended" part of the market. These businesses may not increasingly outsource their document management requirements and other businesses may develop capabilities to keep in-house many of the document management services they currently outsource. Certain of the Company's competitors are larger than the Company, have greater financial and other resources and/or operate in broader geographic areas than the Company. Other companies may choose to enter the document management services industry in the future. Further, if the Company enters new geographic areas, it will likely encounter significant competition from established competitors in each of these new areas. As a result of this competitive environment, the Company may lose clients or have difficulty in acquiring new clients, and its business, financial condition and results of operations may be adversely affected.

THE COMPANY MUST BE ABLE TO ATTRACT AND RETAIN KEY MANAGEMENT AND OTHER
PERSONNEL

The Company's operations depend on the performance of its executive management team, the senior management of its business units and the quality and effectiveness of its sales force and software developers. If any of the executive management team or senior management of the business units is unable or unwilling to continue in their present roles, or if the Company is unable to attract and retain other skilled employees, including salespersons and software developers, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

THE COMPANY'S QUARTERLY RESULTS OF OPERATIONS MAY FLUCTUATE

The Company's results of operations may fluctuate in any given year, and from quarter to quarter. Factors that may cause material fluctuations in quarterly results of operations include:

       o the gain or loss of significant clients;
       o increases or reductions in the scope of services performed for significant clients;
       o the timing or completion of significant projects;
       o the relative mix of higher and lower margin projects;
       o changes in pricing strategies, capital expenditures and other costs relating to the expansion of operations;
       o the hiring or loss of personnel;
       o other factors that may be outside of the Company's control;
       o the timing and structure of acquisitions or dispositions; and
       o the timing and magnitude of costs related to acquisitions or dispositions.

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

SECURITY PROBLEMS WITH THE INTERNET MAY INHIBIT THE DEVELOPMENT OF THE COMPANY'S INTERNET APPLICATION SERVICE STRATEGY

The secure transmission and placement of confidential information over the Internet is essential to the success of the Company's recent introduction of an Internet ASP strategy. This strategy focuses on placing customer data on a secure web site and enabling customers to access this data via the Internet. Substantial security breaches on this system or other Internet-based systems could significantly harm this aspect of the Company's business. Somebody who is able to circumvent the security systems could obtain access to the otherwise confidential information of the Company's clients. Security breaches also could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability. The Company has invested funds to protect against security breaches and their consequences and may incur additional expense to remedy any security breaches if they occur. The Company's insurance policies may not be adequate to reimburse the Company for losses caused by security breaches. There can be no guarantee that these security measures will prevent security breaches. Customers generally are concerned with security and privacy on the Internet and any publicized security problems could inhibit the growth of the Internet and, therefore, the Company's ASP service.

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

FAILURE TO MEET THE COMPANY'S OBLIGATIONS TO ITS DEBT HOLDERS COULD ADVERSELY AFFECT THE COMPANY'S OPERATIONS

The Company refinanced its senior bank debt during 2000 pursuant to a default under its previous credit agreement by entering into agreements with subordinated debt investors and a new bank group. Default under these agreements, such as the failure to make required principal and interest payments could result in the investors or bank group immediately demanding repayment of all outstanding amounts, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

ABSENCE OF DIVIDENDS

The Company has never declared or paid cash dividends on its Common Stock and currently intends to retain all available funds for use in the operation and expansion of its business. The Company does not anticipate that any cash dividends on the Common Stock will be declared or paid in the foreseeable future.

ITEM 2.  PROPERTIES

The Company's headquarters offices are in Fort Washington, Pennsylvania occupying 3,494 square feet maintained under a lease expiring in February 2002. As of December 31, 2000, the Company conducted operations through one mortgaged property and 28 other leased facilities in 14 states containing, in the aggregate, approximately 403,300 square feet. The Company's principal facilities are summarized in the following table (alphabetized by state):

                     APPROXIMATE
LOCATION            SQUARE FOOTAGE                 PRINCIPAL USE(S)
- ------------------  --------------  -----------------------------------------------

Tempe, AZ               8,800       Document management operations, offices
Hayward, CA             3,000       Document management operations, offices
Emeryville, CA         24,000       Warehouse
Sacramento, CA*         6,000       Document management operations
Chesterton, IN**       41,000       Offices, document management operations
Chesterton, IN         11,000       Warehouse
Indianapolis, IN          300       Offices
Valparaiso, IN         28,000       Warehouse
Monroe, LA             65,000       Retail, document management operations, offices
Bossier City, LA        4,000       Offices
Stoughton, MA          47,000       Document management operations, offices
Saginaw, MI            20,000       Document management operations, offices
Minnetonka, MN          7,000       Document management operations, offices
Lincoln, NE             6,800       Document management operations, offices
Lincoln, NE             9,600       Warehouse


Syracuse, NY            1,200       Warehouse
Syracuse, NY            9,000       Document management operations, offices
Valhalla, NY            7,000       Document management operations, offices
Dayton, OH             12,500       Document management operations, offices
Eugene, OR             11,400       Document management operations, offices
Eugene, OR              1,500       Warehouse
Eugene, OR              2,300       Document management operations, offices
Portland, OR           13,500       Document management operations, offices
Philadelphia, PA        2,000       Document management operations, offices
Dallas, TX             15,000       Document management operations, offices
Houston, TX            20,000       Document management operations, offices
Houston, TX             3,600       Document management operations, offices
Forest, VA             21,500       Document management operations, offices
Richmond, VA            1,300       Offices

* The Company has entered into a lease to occupy 12,000 square feet of space in 2001 which will be used for document management operations
** Mortgaged property

In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to the Chesterton facility which is mortgaged by the Company. The Company received $869,000 in proceeds, net of closing costs, from the transaction. Interest on the loan is at the greater of 8.50% or the U.S. Treasury rate plus 375 basis points (9.05 % at March 23, 2001). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $10,000. At March 26, 2001 the Company owed $863,000 on the mortgage.

The Company believes that its properties are generally well maintained, in good condition and adequate for its present needs, and that suitable additional or replacement space will be available when needed. The Company owns or leases under both operating and capital leases substantial computer, scanning and imaging equipment which it believes to be adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

The Company is from time to time a party to litigation arising in the ordinary course of its business. Management believes that such matters, either individually or in the aggregate, should not have a material adverse effect on the Company's business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on June 7, 2000. Rex Lamb, Steven N. Kaplan and Blair Hayes, the director nominees set forth in the Notice of Annual Meeting, were elected to serve as directors. The following table gives the details of the votes cast for each director nominee:

Nominee                                          Votes For                         Votes Abstained
- ----------------------------------  -----------------------------------  -----------------------------------
Rex Lamb                                         4,968,333                              269,797
Steven N. Kaplan                                 4,565,546                              672,584
Blair Hayes                                      4,968,333                              269,797

ITEM 4(A).  EXECUTIVE OFFICERS OF THE COMPANY

The Company's executive officers and their respective ages and positions are as follows:

NAME                 AGE                                POSITION
- -------------------  ---  ---------------------------------------------------------------------

David C. Carney....   63  Acting Chief Executive Officer and Chairman of the Board of Directors
Mark P. Glassman...   37  President, Chief Operating Officer and Treasurer
Mitchell J. Taube..   44  Executive Vice-President - Marketing & Sales Development and Director

DAVID C. CARNEY has served as Acting Chief Executive Officer since June, 2000, as a director of the Company since December 1997 and as Chairman of the board of directors since May 1999. Mr. Carney was the Executive Vice President of Jefferson Health System, a health care organization, from 1996 to April 1999. From 1991 to 1995, Mr. Carney served as the Chief Financial Officer of CoreStates Financial Corporation. From 1980 to 1991, he served as the Philadelphia area managing partner of Ernst & Young LLP. Mr. Carney currently serves as a director of Radian Group, Inc. (NYSE), AAA Mid-Atlantic, and AAA Mid-Atlantic Insurance Companies. Mr. Carney has an undergraduate degree from Temple University and is a graduate of the Advanced Management Program at the Harvard Business School.

MARK P. GLASSMAN was promoted to President and Chief Operating Officer of the Company in March 2001. Mr. Glassman joined the Company in February 1998 as Corporate Controller, was promoted to Chief Accounting Officer in October 1998, and Chief Financial Officer in May 1999. From 1993 to February 1998, Mr. Glassman was employed at Right Management Consultants, Inc., a publicly held international consulting firm, where he held various financial and operational positions, including Corporate Accounting Director and Corporate Director of Planning and Development. From 1987 to 1993, Mr. Glassman was an auditor with Touche Ross & Co. and Deloitte & Touche. Mr. Glassman has an undergraduate degree in Business from Temple University and is a certified public accountant.

MITCHELL J. TAUBE has managed the Company's New York (Westchester County) business unit since December 1997 and has served as a director of the Company since June 1998. In March 2000, Mr. Taube was appointed to the position of Executive Vice-President - Marketing & Sales Development (effective April 1,
2000), whereby he is leading efforts around development of Web and Intranet initiatives, collateral and sales aids, telemarketing and direct mail, national sales compensation, and training and sales development. Mr. Taube has an undergraduate degree and an MBA from Hofstra University.

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

                                                 HIGH      LOW
                                               --------  -------

1999 First Quarter...........................  $2 3/16   $1/2
1999 Second Quarter..........................  $1 27/32  $1 1/8
1999 Third Quarter...........................  $2 1/2    $1 3/4
1999 Fourth Quarter..........................  $2 3/8    $1 3/8
2000 First Quarter...........................  $2 1/16   $1 1/4
2000 Second Quarter..........................  $1 13/16  $1 3/8
2000 Third Quarter...........................  $2 3/4    $1 3/16
2000 Fourth Quarter..........................  $1 5/8    $5/8
2001 First Quarter (through March 26, 2001)..  $13/16    $9/16

On March 26, 2001, the closing bid price for a share of Common Stock as reported by the OTC Bulletin Board was $19/32 and the number of record holders including the number of individual participants in security position listings of the Common Stock was approximately 1,100. The over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

On February 15, 2000, the Company completed a $6 million financing transaction involving the sale of the Notes with the Investor Warrants to TDH III L.P., Dime Capital Partners, Inc. and Robert E. Drury. The Notes are due and payable upon the fourth anniversary of the date of issuance and bear an interest rate of nine percent (9%) payable semi-annually. The Company cannot voluntarily prepay the Notes. The Notes are convertible into the Company's Common Stock, no par value, at a price of $3.50 per share, which price may be adjusted downward if, under certain circumstances, the holders thereof convert the Notes prior to the third anniversary of the date of issuance. The Company also issued the Investor Warrants to the Investors to purchase an additional 1,800,000 shares of Common Stock of the Company (subject to downward adjustment under certain circumstances), no par value, at $3.50 per share.

On June 12, 2000, the Company completed a refinancing of its bank debt. In connection with the refinancing, the Company issued warrants to the banks to purchase 100,000 shares of Common Stock of the Company with substantially similar terms as the Investor Warrants.

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

STATEMENT OF OPERATIONS DATA:

                                                                                                 FROM INCEPTION
                                                                                               (NOVEMBER 12, 1996)
                                                             YEAR ENDED DECEMBER 31,             TO DECEMBER 31,
                                                             ----------------------
                                                    2000       1999           1998      1997              1996
                                                 -------   --------       --------   -------            ------
    (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues.......................................  $58,098   $ 60,223       $ 64,576   $ 3,111            $   --
Cost of revenues...............................   37,797     39,264         45,404     2,221                --
                                                 -------   --------       --------   -------            ------
   Gross profit................................   20,301     20,959         19,172       890                --
Selling and administrative expenses............   15,737     16,378         17,606     2,074                23
Amortization of intangibles....................    1,933      1,844          1,482       112                --
Restructuring costs............................       --        827          1,387        --                --
Investment advisory fees and expenses..........       --        550             --        --                --
Loss on sale of business units.................       --         --          4,995        --                --
Special compensation charge....................       --         --             --     2,235                --
Acquired in-process research and development
 charge........................................       --         --             --     4,000                --
                                                 -------   --------       --------   -------            ------
   Operating income (loss).....................    2,631      1,360         (6,298)   (7,531)              (23)
Interest expense...............................    2,189      2,131          2,133         8                --
                                                 -------   --------       --------   -------            ------
Income (loss) before taxes.....................      442       (771)        (8,431)   (7,539)              (23)
Income tax expense.............................       40         --             --        --                --
                                                 -------   --------       --------   -------            ------
Net income (loss)..............................  $   402   $   (771)      $ (8,431)  $(7,539)           $  (23)
                                                 =======   ========       ========   =======            ======

Basic and diluted net income (loss) per share..    $0.06     $(0.12)        $(1.40)   $(8.13)           $(0.04)
                                                 =======   ========       ========   =======            ======
Shares used in computing basic
 net income (loss) per share...................    6,654      6,579          6,034       928               550
                                                 =======   ========       ========   =======            ======
Shares used in computing diluted
 net income (loss) per share...................    6,658      6,579          6,034       928               550
                                                 =======   ========       ========   =======            ======
Depreciation and amortization..................  $ 3,931   $  3,629       $  3,047   $   206                --
                                                 =======   ========       ========   =======            ======
Gross profit percentage........................     34.9%      34.8%          29.7%     28.6%              N/A
                                                 =======   ========       ========   =======            ======
Selling and administrative expenses as a
 percentage of revenues........................     27.1%      27.2%          27.3%     66.7%              N/A
                                                 =======   ========       ========   =======            ======
                                                                      DECEMBER 31,
                                                                      ------------
                                                    2000       1999           1998      1997              1996
                                                 -------   --------       --------   -------            ------
                                                                      (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents......................  $ 2,248   $  1,719       $    736   $ 1,310            $   62
Working capital (deficiency)...................      209    (13,281)       (17,228)    2,994                57
Intangible assets..............................   42,689     44,448         46,607    32,996                --
Total assets...................................   62,960     64,365         69,574    48,228                62
Total debt.....................................   17,364     19,597         20,496       593                --
Shareholders' equity...........................   37,093     36,073         36,652    40,018                57


 OTHER DATA:
Cash flow from operating activities..  3,625  1,854   (194)     186   (18)
Ebitda (1)...........................  6,562  4,989  1,744   (1,090)  (23)
Debt/Equity..........................    .47    .54    .56      .02   N/A
Debt/Ebitda..........................   2.64   3.93  11.75      N/A   N/A

(1) Earnings before interest, taxes, depreciation, amortization, loss on sale of business unit, special compensation charge and acquired in-process research and development charge. The Company's management believes this information to be of material assistance in evaluating the Company's financial and operating results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements and related notes thereto and the "Selected Consolidated Financial Data" set forth in Item 6 of this Annual Report on Form 10-K. Except for the historical information contained herein, this and other sections of this Annual Report on Form 10-K contain certain forward-looking statements that involve substantial risks and uncertainties. When used in this Annual Report on Form 10-K, the words "anticipate," "believe," "estimate," "expect," and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in "Business -- Risk Factors."

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

In connection with the Offering, the Company acquired the Founding Companies. During the first eight months of 1998, the Company acquired the Acquired Businesses. In December 1998 and January 1999, the Company sold the Southeast Group operations. In May 1999, the Company closed its facility in Indianapolis, IN.

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

Although the Company has shown a profit in the amount of $400,000 for the year ended December 31, 2000, the Company has incurred significant operating losses since inception, and as of December 31, 2000 had an accumulated deficit of $16.4 million.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenues

Total Revenues. Revenues decreased $2.1 million, or 3.5%, from $60.2 million in 1999 to $58.1 million in 2000. Service revenues increased by less than 0.1% and comprised 82.6% of total revenues in 2000 as compared to 79.6% in 1999. In 2000, product revenues decreased 17.4% and comprised 17.4% of total revenues in 2000 as compared to 20.4% in 1999.

The decrease in total revenues was comprised of a decrease of $0.6 million attributable to the sale of the Southeast Group units in January 1999 and volume declines related to the closing of the Indianapolis business unit in May 1999. The remaining decrease of $1.5 million was comprised of a $2.1 million decrease in product revenues (including $0.3 million in software sales) which was partially offset by a $0.6 million increase in service revenues excluding the Southeast Group and Indianapolis units (primarily litigation support and coding services).

Gross Profit

For the year ended December 31, 2000, gross profit decreased by $0.7 million, or 3.1%, as compared to the corresponding period in 1999, while as a percentage of total revenues, gross profit went up to 35.0%. The decrease of $0.7 million was a result of the decrease in total revenues while the higher mix of service revenues resulted in the higher gross profit percentage. Excluding the impact of the Southeast Group and Indianapolis operations, gross profit decreased by $0.8 million, primarily attributable to declines in software sales, partially offset by a higher service revenue mix of non-software revenues.

Selling and Administrative Expenses

For the year ended December 31, 2000, S&A expenses decreased by $0.6 million, or 3.9%, as compared to the year ended December 31, 1999. This decrease resulted from: (1) a decrease of $0.7 million in business unit S&A expenses, primarily local administrative costs; (2) a decrease of $0.3 million related to the sale of the Southeast Group units and the closing of the Indianapolis operations; and
(3) an offsetting increase of $0.4 million in corporate expenses., primarily marketing and personnel costs. The increase in corporate expenses is primarily attributable to marketing and personnel costs.

Operating Income

For the year ended December 31, 2000, operating income increased by $1.3 million, or 93.5%, as compared to the year ended December 31, 1999. Excluding the impact of restructuring costs and investment advisory fees and expenses, operating income decreased $0.1 million, or 3.9%. This decrease resulted from:
(1) increased corporate expenses of $0.7 million; offset by (2) an increase of $0.1 million attributable to business unit operations; and (3) an increase of $0.5 million related to the sale of the Southeast Group units and the closing of the Indianapolis operations. The increase in corporate expenses relates to an increase in fixed asset depreciation, amortization of deferred financing fees related to the February 2000 subordinated debt financing and the June 2000 bank debt refinancing, a $0.2 million increase in incentive compensation, and increases in sales and marketing.

Interest Expense

Interest expense increased $0.1 million from $2.1 million in 1999 to $2.2 million in 2000. Interest expense for 2000 included $0.1 million relating to bank fees. Interest expense for 1999 included $0.2 million relating to bank fees. The increase in interest expense relates to (1) higher interest rates on borrowings; (2) interest attributable to a mortgage on one of the Company's facilities beginning in April 1999; and (3) imputed interest attributable to the placement of the Notes and Investor Warrants in February 2000.

Income Tax Provision

In 2000, due to the Company's cumulative net operating loss position for tax purposes, the Company recognized less than $0.1 million in income tax expense. This expense was entirely related to state and local taxes. No income tax provision was recognized in 1999 due to the Company's loss position.

Net Income

Net income amounted to $0.4 million in 2000 as compared to a net loss of $0.8 million in 1999. Excluding restructuring costs and investment and advisory fees incurred in 1999, the Company had net income of $0.6 million in 1999.

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

Investment Advisory Fees and Expenses

In 1999, the Company incurred a charge of $0.6 million representing fees and expenses related to the pursuit of strategic alternatives. In February 2000, the Company closed on a $6 million convertible subordinated debt financing.

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

Interest Expense

Interest expense was $2.1 million in 1998 and 1999. Interest expense for 1999 included $0.2 million relating to bank fees. Interest expense for 1998 included a write-off of debt financing costs related to the Company's credit facility of $0.8 million.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had cash and cash equivalents of $2.2 million and working capital of $0.2 million. In 2000, cash provided by operating activities was $3.6 million due primarily to improved operating results leading to net income rather than a net loss; cash used in investing activities was $0.7 million; and cash used in financing activities was $2.4 million. In 1999, cash provided by operating activities was $1.9 million; cash provided by investing activities was $0.2 million; and cash used in financing activities was $1.1 million.

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

The Notes are due and payable upon the fourth anniversary of the date of issuance and accrue interest at nine percent (9%) payable semi-annually. The Company cannot voluntarily prepay the Notes. The Notes are initially convertible into the Company's common stock, no par value, at $3.50 per share, which price may be adjusted downward if, under certain circumstances, the holders thereof convert the Notes prior to the third anniversary of the date of issuance. The Company also issued the Investor Warrants to purchase an additional 1,800,000 shares of common stock of the Company (subject to downward adjustment under certain circumstances) at $3.50 per share. The Investor Warrants are exercisable beginning the later of (i) one year from the date of issuance or (ii) the conversion of the Notes into common stock. The Investor Warrants expire five years from the date of issuance. The estimated fair value of the Investor Warrants of $553,000 has been recorded as an increase to shareholders' equity and a related reduction in the carrying amount of the Notes. The Company will amortize the $553,000 over the four-year term of the Notes.

On June 12, 2000, the Company closed on a new $14.5 million senior credit facility (the "New Credit Facility") pursuant to the Credit Agreement dated June 9, 2000 (the "Credit Agreement") with Commerce Bank, N.A. and FirsTrust Bank (together the "New Banks"). The New Credit Facility consists of a two-year $7.0 million revolving credit line (the "Revolving Credit Line") and a four-year $7.5 million term loan (the "Term Loan").

Under the Revolving Credit Line, the Company is required to pay interest monthly at the prime rate plus 1.5% (effective rate of 9.5% as of March 26, 2001). The outstanding principal of the Revolving Credit Line is due and payable at the end of term in June 2002. Borrowing availability is based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. As of March 26, 2001, approximately $3.9 million was outstanding under the Revolving Credit Line.

Under the Term Loan, interest is payable monthly at the prime rate plus 2.0% (effective rate of 10.0% as of March 26, 2001). The outstanding principal amount of the Term Loan was $6.5 million as of March 26, 2001 and is due and payable in consecutive quarterly payments of $500,000 commencing September 30, 2000 until March 31, 2004. The payment due on December 31, 2000 was paid on January 2, 2001, the first business day following the due date, and as such, is not reflected on the consolidated balance sheets. In addition, on an annual basis, the Company is required to reduce the principal amount outstanding under the Term Loan to the extent that EBITDA (as defined in the Credit Agreement), as adjusted, exceeds certain specified levels set forth in the Credit Agreement and upon certain asset sales by the Company.

The New Credit Facility is secured by substantially all assets of the Company and requires maintenance of various financial and restrictive covenants including minimum levels of EBITDA and net worth.

During the year ended December 31, 2000, the Company made $7,142,000 in net principal repayments under the Old Credit Facility and the New Credit Facility including $6,000,000 from proceeds received from the convertible debt financing.

The Company continues to selectively invest in equipment and technology to meet the needs of its operations and to improve its operating efficiency. The Company may also consider selective synergistic in-market acquisitions in the future. The Company believes that its operating cash flow together with the unused portion of the Revolving Credit Line will be sufficient to finance current operating requirements for at least the next twelve months including capital expenditures and acquisitions.

YEAR 2000 COMPLIANCE

The Company completed its Year 2000 compliance review and remediation efforts prior to January 1, 2000. During 2000, the Company did not experience any significant systems or equipment problems arising from Year 2000 related computer issues and the total cost for Year 2000 compliance incurred by the Company did not have a material effect on the results of operations.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. The Company has variable-rate debt representing 67.6% of its total long-term debt at December 31, 2000. If interest rates average 25 basis points more in 2001 than they did during 2000, the Company's interest expense would be increased by $29,000. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate long-term debt at December 31, 2000. The Company has limited its interest rate risk by entering into an interest rate cap agreement. The agreement, which matures on June 9, 2002, is for a total notional amount of $6,000,000. In connection with this agreement the Company paid the counterparty a premium of $29,000 on June 9, 2000, and will receive monthly an amount equal to the product of the amount by which the Prime Rate (9.5% at December 31, 2000) exceeds the Cap Rate (11.5%) multiplied by the notional amount. During 2000, the Prime Rate has not exceeded the Cap Rate. Accordingly, the Company has not received any payments under this agreement during 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth on pages F-1 through F-20 hereto and is incorporated by reference herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors of the Company approved the engagement of Ernst & Young LLP ("Ernst") as its independent auditors, to replace Arthur Andersen LLP ("Andersen") on September 21, 2000 pursuant to the recommendation of the Audit Committee.

Andersen previously audited the Company's financial statements for the years ended December 31, 1996 through December 31, 1999. The reports of Andersen on the Company's financial statements for the years ended December 31, 1996 through December 31, 1999 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles. For the years ended December 31, 1998 and 1999 the reports of Andersen contained an explanatory paragraph regarding the ability of the Company to continue as a going concern. During the same periods, and subsequent interim periods, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.
During the Company's two most recent fiscal years and subsequent interim periods, there were no reportable events (as defined in Regulation S-K Item
(a)(1)(v)).

In connection with the reissuance of their report Andersen has removed the explanatory paragraph from their opinion, regarding the ability of the Company to continue as a going concern given the Company's new credit facility entered into in June, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

   See Index to the Consolidated Financial Statements, which begin on page F-1 of this Annual Report.

     2.  Financial Statement Schedules

   See Schedule II -- Valuation and Qualifying Accounts on page F-20 of this Annual Report.

   Any financial statement schedules otherwise required have been omitted because they are not applicable.

     3.  Exhibits

EXHIBIT
NO.                         DESCRIPTION
- ---                         -----------

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

EXHIBIT
NO.                         DESCRIPTION
- ---                         -----------

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

10.4*+ Employment Agreement between the Company and Bruce M. Gillis dated as of August 1, 1997.

10.5*+ Employment Agreement between the Company and James D. Brown dated as of August 18, 1997.

10.6*+ Employment Agreement between the Company and S. David Model dated as of August 18, 1997.

10.7*+ Employment Agreement between the Company and Andrew R. Bacas dated as of August 1, 1997.

10.8**+ Employment Agreement between the Company and John E. Semasko dated as of September 9, 1997.

EXHIBIT
NO.                         DESCRIPTION
- ---                         -----------

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

10.17      [Intentionally left blank]

10.18* Lease dated January 10, 1996 by and between Financial Enterprises III and TPS Imaging Solutions, Inc.

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

EXHIBIT
NO.                         DESCRIPTION
- ---                         -----------

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

10.39%     Form of Promissory Note.

10.40%     Form of Warrant.

10.41% Amendment to Forbearance Agreement by and among the Company, First Union National Bank and Commerce Bank, N.A. dated February 15, 2000.

10.42%%+ Amendment No. 1 to Employment Agreement between the Company and Blair Hayes dated as of April 1, 1999.

10.43%%%+  Employment Agreement by and between the Company and Mark P. Glassman dated as of April 1, 2000.

10.44%%%+  Employment Agreement by and between the Company and Blair Hayes dated as of April 1, 2000.

10.45%%%+  Employment Agreement by and between the Company and Rex Lamb dated as of April 1, 2000.

10.46%%%+  Employment Agreement by and between the Company and Mitchell J. Taube dated as of April 1, 2000.

10.47#+ Employment Agreement by and between the Company and David C. Carney dated as of April 1, 2000.

10.48## Credit Agreement dated as of June 9, 2000, by and among ImageMax, Inc., together with its wholly-owned direct and indirect subsidiaries, ImageMax of Virginia, Inc., ImageMax of Arizona, Inc., ImageMax of Ohio, Inc., ImageMax of Delaware, Inc., ImageMax of Indiana, Inc., and Ammcorp Acquisition Corp.; FirsTrust Bank and Commerce Bank, N.A.

10.49## Warrant Purchase Agreement dated as of June 9, 2000, by and among ImageMax, Inc., Commerce Bank, N.A. and FirsTrust Bank.

10.50##    Form of Warrant.

EXHIBIT
NO.                         DESCRIPTION
- ---                         -----------

16###      Letter from Arthur Andersen, LLP dated September 28, 2000.

21         Subsidiaries.

23.1       Consent of Ernst & Young LLP, Independent Auditors.

23.2       Consent of Arthur Andersen LLP, Independent Public Accountants.

* Incorporated by reference to the designated exhibit of the Company's Registration Statement on Form S-1 filed on September 12, 1997, as amended (file number 333-35567).

** Incorporated by reference to the designated exhibit of the Company's Annual Report on Form 10-K filed on March 31, 1998 (file number 000-23077).

*** Incorporated by reference to the designated exhibit of the Company's Annual Report on Form 10-K filed on March 31, 1999 (file number 000-23077).

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

% Incorporated by reference to exhibits 10.1, 10.2, 10.3 and 10.4 of the Company's Report on Form 8-K filed on March 2, 2000 (file number 000-23077).

%% Incorporated by reference to the designated exhibit of the Company's Annual Report on Form 10-K filed on March 30, 2000 (file number 000-23077).

%%% Incorporated by reference to the designated exhibit of the Company's Quarterly Report on Form 10-Q filed on May 15, 2000 (file number 000-23077).

# Incorporated by reference to the designated exhibit of the Company's Quarterly Report on Form 10-Q filed on November 14, 2000 (file number 000-23077).

## Incorporated by reference to exhibits 10.1, 10.2 and 10.3 of the Company's Report on Form 8-K filed on June 27, 2000 (file number 000-23077).

### Incorporated by reference to exhibit 16 of the Company's Report on Form 8-K filed on September 28, 2000 (file number 000-23077).

+ Management contract or compensatory plan or arrangement.

   (b) Reports on Form 8-K.

   None.

                        IMAGEMAX, INC. AND SUBSIDIARIES

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

                         FINANCIAL STATEMENT SCHEDULE


                                                    PAGE
                                                    ----
Report of Ernst & Young LLP.......................  F-2

Report of Arthur Andersen LLP.....................  F-3

Consolidated Balance Sheets.......................  F-4

Consolidated Statements of Operations.............  F-5

Consolidated Statements of Shareholders' Equity...  F-6

Consolidated Statements of Cash Flows.............  F-7

Notes to Consolidated Financial Statements........  F-8

Financial Statement Schedule:

II.  Valuation and Qualifying Accounts............  F-20

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
ImageMax, Inc.

We have audited the accompanying consolidated balance sheet of ImageMax, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule as of and for the year ended December 31, 2000 listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImageMax, Inc. and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related 2000 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                           /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 22, 2001

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ImageMax, Inc.:

We have audited the accompanying consolidated balance sheet of ImageMax, Inc. (a Pennsylvania Corporation) and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImageMax, Inc. and Subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

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

                                                            ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
  March 7, 2000

                        IMAGEMAX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS - EXCEPT SHARE AMOUNTS)

                                                                  DECEMBER 31
                                                              --------------------
                                                                  2000       1999
                                                              --------   --------
                   ASSETS
Current assets:
   Cash and cash equivalents................................  $  2,248   $  1,719
   Accounts receivable, net of allowance for doubtful
     accounts of $506 and $392, as of December 31, 2000
     and 1999, respectively.................................    10,080      9,412
   Inventories..............................................     1,526      2,031
   Prepaid expenses and other...............................     1,238        838
                                                              --------   --------

       Total current assets.................................    15,092     14,000

Property, plant and equipment, net..........................     4,374      5,642
Intangibles, primarily goodwill, net........................    42,689     44,448
Other assets................................................       805        275
                                                              --------   --------

                                                              $ 62,960   $ 64,365
                                                              ========   ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term debt and current portion of long-term
     debt...................................................  $  6,431   $ 18,627
   Accounts payable.........................................     2,332      2,967
   Accrued expenses.........................................     3,607      4,021
   Deferred revenue.........................................     2,513      1,666
                                                              --------   --------

       Total current liabilities............................    14,883     27,281


Long-term debt..............................................     5,365        970


Subordinated convertible debt, net of discount of $432......     5,568         --


Other long-term liabilities.................................        51         41


Commitments and contingencies (Note 11)

Shareholders' equity:
   Preferred stock, no par value, 10,000,000 shares
     authorized, none issued................................        --         --
   Common stock, no par value, 40,000,000 shares
     authorized, 6,686,368 and 6,633,681 shares issued and
     outstanding at December 31, 2000 and 1999,
     respectively...........................................    53,455     52,837
   Accumulated deficit......................................   (16,362)   (16,764)
                                                              --------   --------

       Total shareholders' equity...........................    37,093     36,073
                                                              --------   --------

                                                              $ 62,960   $ 64,365
                                                              ========   ========

        The accompanying notes are an integral part of these statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS - EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                       YEAR ENDED DECEMBER 31
                                                 -----------------------------------
                                                     2000        1999         1998
                                                 ----------  ----------   ----------
Revenues:
  Services.....................................  $   47,964  $   47,960   $   49,387
  Products.....................................      10,134      12,263       15,189
                                                 ----------  ----------   ----------
                                                     58,098      60,223       64,576
                                                 ----------  ----------   ----------
Cost of revenues:
  Services.....................................      29,481      29,615       33,252
  Products.....................................       6,318       7,864       10,587
  Depreciation.................................       1,998       1,785        1,565
                                                 ----------  ----------   ----------
                                                     37,797      39,264       45,404
                                                 ----------  ----------   ----------
       Gross profit............................      20,301      20,959       19,172
Selling and administrative expenses............      15,737      16,378       17,606
Amortization of intangibles....................       1,933       1,844        1,482
Restructuring costs............................          --         827        1,387
Investment advisory fees and expenses..........          --         550           --
Loss on sale of business units.................          --          --        4,995
                                                 ----------  ----------   ----------
       Operating income (loss).................       2,631       1,360       (6,298)
Interest expense...............................       2,189       2,131        2,133
                                                 ----------  ----------   ----------
       Income (loss) before income taxes.......         442        (771)      (8,431)
Income taxes...................................          40          --           --
                                                 ----------  ----------   ----------
Net income (loss)..............................  $      402  $     (771)  $   (8,431)
                                                 ==========  ==========   ==========
Basic and diluted net income (loss) per share..       $0.06      $(0.12)      $(1.40)
                                                 ==========  ==========   ==========
Shares used in computing basic
  net income (loss) per share..................   6,654,468   6,578,984    6,034,130
                                                 ==========  ==========   ==========
Shares used in computing diluted
  net income (loss) per share..................   6,657,626   6,578,984    6,034,130
                                                 ==========  ==========   ==========




        The accompanying notes are an integral part of these statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (IN THOUSANDS - EXCEPT SHARE AMOUNTS)

                                     COMMON STOCK
                                  ------------------ ACCUMULATED
                                   SHARES    AMOUNT    DEFICIT     TOTAL
                                  ---------  -------  ---------  ---------

BALANCE, DECEMBER 31, 1997......  5,537,436  $47,580  $ (7,562)   $40,018
  Issuance of Common stock for
   acquisitions.................    930,484    5,037        --      5,037
  Sale of Common stock..........     11,819       28        --         28
  Net loss......................         --       --    (8,431)    (8,431)
                                  ---------  -------  --------    -------

BALANCE, DECEMBER 31, 1998......  6,479,739   52,645   (15,993)    36,652

  Issuance of Common stock for
   acquisitions.................     76,190       85        --         85
  Sale of Common stock..........     77,752      107        --        107
  Net loss......................         --       --      (771)      (771)
                                  ---------  -------  --------    -------

BALANCE, DECEMBER 31, 1999......  6,633,681   52,837   (16,764)    36,073

  Value of warrants issued......         --      553        --        553
  Sale of Common stock..........     52,687       65        --         65
  Net income....................         --       --       402        402
                                  ---------  -------  --------    -------

BALANCE, DECEMBER 31, 2000......  6,686,368  $53,455  $(16,362)   $37,093
                                  =========  =======  ========    =======




        The accompanying notes are an integral part of these statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                             YEAR ENDED DECEMBER 31,
                                                         -----------------------------
                                                           2000      1999       1998
                                                         --------   -------   --------
Cash Flows from Operating Activities:
 Net income (loss).....................................  $    402   $  (771)  $ (8,431)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities-
     Depreciation and amortization of intangibles......     3,757     3,629      3,047
     Amortization of deferred financing costs..........       174        --        904
     Imputed interest on subordinated debt.............       121        --         --
     Loss on sale of business units....................        --        --      4,995
     Changes in operating assets and liabilities, net
       of effect from acquisitions and divestiture-
       Accounts receivable, net........................      (668)    2,389     (1,852)
       Inventories.....................................       505       154       (104)
       Prepaid expenses and other......................      (400)     (229)        46
       Other assets....................................       (64)      417       (390)
       Accounts payable................................      (635)   (1,505)       556
       Accrued expenses................................      (414)   (1,296)       159
       Deferred revenue................................       847      (934)       876
                                                         --------   -------   --------

        Net cash provided by (used in)
          operating activities.........................     3,625     1,854       (194)
                                                         --------   -------   --------

Cash Flows from Investing Activities:
 Purchases of property and equipment...................      (730)     (362)    (3,040)
 Proceeds from business units sold.....................        --       563        350
 Purchases of businesses, net of cash acquired.........        --        --    (16,483)
                                                         --------   -------   --------

        Net cash provided by (used in)
          investing activities.........................      (730)      201    (19,173)
                                                         --------   -------   --------

Cash Flows from Financing Activities:
 Net borrowings (repayments) under line of credit......   (14,642)   (1,589)    20,100
 Proceeds from subordinated debt transaction...........     6,000        --         --
 Payment of deferred financing costs...................      (630)     (192)      (803)
 Proceeds from long-term borrowing.....................     7,500        --         --
 Principal payments on long-term debt..................      (659)     (298)      (532)
 Proceeds from sales of Common and Preferred stock.....        65       107         28
 Proceeds from mortgage transaction....................        --       900         --
                                                         --------   -------   --------

        Net cash provided by (used in)
          financing activities.........................    (2,366)   (1,072)    18,793
                                                         --------   -------   --------

Net Increase (Decrease) in Cash and Cash Equivalents...       529       983       (574)
Cash and Cash Equivalents, Beginning of Year...........     1,719       736      1,310
                                                         --------   -------   --------
Cash and Cash Equivalents, End of Year.................  $  2,248   $ 1,719   $    736
                                                         ========   =======   ========

        The accompanying notes are an integral part of these statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND:

ImageMax, Inc. ("ImageMax") is a single-source provider of outsourced document management solutions to companies located throughout the United States and concentrated primarily in the health care, financial services and engineering industries. The Company's services include electronic (digital) and micrographic media conversion, data entry and indexing, Internet retrieval and hosting services, document storage (including Internet "web-enabled" document storage and retrieval) and system integration. The Company also sells and supports document management equipment and proprietary as well as third party open architecture imaging and indexing software. The Company has one reportable segment.

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

Media conversion revenues are recognized on a percentage of completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed.

Software revenue includes software licensing fees, consulting, implementation, training and maintenance. Depending on contract terms and conditions, software license fees are recognized upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable. The Company's software licensing agreements provide for customer support (typically 90 days) as an accommodation to purchasers of its products. The portion of the license fee associated with customer support is unbundled from the license fee and is recognized ratably over the warranty period as service revenue.

Consulting, implementation and training revenues are recognized as the services are performed. Revenue related to maintenance agreements is recognized ratably over the terms of the maintenance agreements.

SHIPPING AND HANDLING COSTS

Shipping and handling costs are included in costs of sales.

                        IMAGEMAX, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. At December 31, 2000 and 1999, cash equivalents primarily consisted of funds in money market accounts.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories primarily represent microfiche viewing and imaging equipment that the Company offers for sale, service parts and related supplies.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (see Note 4). Leasehold improvements are amortized over the lesser of their useful life or the term of the lease.

Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the respective accounts, and the resulting gain or loss, if any, is included in operating results.

INTANGIBLES

Intangibles consist of goodwill and developed technology (see Note 5). Goodwill, representing the excess of cost over the fair value of the net tangible and identifiable intangible assets of acquired businesses (see Note 3), is stated at cost and is amortized over its estimated life (principally 30 years). Developed technology represents costs paid for certain software technology and is being amortized over 7 years (see Note 5).

DERIVATIVE FINANCIAL INSTRUMENTS

The Company entered into an interest-rate cap agreement to hedge the exposure to increasing interest rates with respect to its variable rate debt. The premium paid in connection with the agreement is included in interest expense ratably over the life of the agreement. Payments received as a result of the cap agreement are recognized as a reduction of interest expense. The unamortized cost of the agreement is included in other assets.

ACCOUNTING FOR STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), encourages entities to record compensation expense for stock-based employee compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company accounts for stock-based compensation in accordance with APB 25. Note 10 presents pro forma results of operations as if SFAS 123 had been used to account for stock-based compensation plans.

SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid was $2,123,000, $2,074,000 and $1,043,000 for the years ended December 31, 2000, 1999, and 1998 respectively. Income taxes paid were $85,000, $98,000 and $175,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

                        IMAGEMAX, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- (CONTINUED)

The following table displays the supplemental cash flow information for the year ended December 31, 1998 of the net non-cash assets acquired relating to acquired businesses described in Note 3:

                                                  YEAR ENDED
                                                  DECEMBER 31
                                                      1998
                                                 ------------
          Fair value of assets acquired.         $ 24,873,000
          Liabilities assumed.                    (3,224,000)
          Fair value of Common stock issued.      (5,037,000)
          Cash acquired.                            (129,000)
                                                 ------------

          Total consideration                    $ 16,483,000
                                                 ============

Fair value of financial instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at fair value due to their short-term nature. The carrying amount of long-term debt and capital lease obligations approximates fair value on the balance sheet dates.

ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires entities to record all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in each period in current earnings or other comprehensive income, based on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges is recognized in earnings. The Company is required to adopt SFAS 133, as amended, effective January 1, 2001. The adoption of SFAS 133 had no effect on the Company's financial position and results of operations.

3. ACQUISITIONS:

During the first eight months of 1998, the Company acquired 13 additional document management services companies (the "Acquired Businesses"). These acquisitions were accounted for using the purchase method of accounting. The total purchase price of the Acquired Businesses was $21.5 million, which consisted of: (i) $16.6 million in cash paid to sellers; (ii) 930,484 shares of Common stock issued to sellers; and (iii) transaction costs of $0.7 million. For purposes of computing the purchase price for accounting purposes, the value of the Common stock issued to the sellers of $5.0 million was based on the market price of the Common stock at the time of the transaction, less a discount of 15%, due to a one-year restriction on the sale and transferability of the shares issued. During 1999, the Company issued an additional 76,190 shares of Common Stock in consideration for the Acquired Businesses.

                        IMAGEMAX, INC. AND SUBSIDIARIES

3. ACQUISITIONS: -- (CONTINUED)

The following unaudited pro forma information shows the results of the Company's operations in accordance with APB Opinion No. 16, "Business Combinations," for the year ended December 31, 1998 as though the acquisitions of the Acquired Businesses had occurred as of January 1, 1998. There were no business acquisitions in 1999 or 2000. These results exclude certain business units that were sold in December 1998 and January 1999 (see Note 13):

                                                   YEAR ENDED
                                                  DECEMBER 31
                                                      1998
                                                  ------------
          Total revenues........................  $64,759,000
          Operating loss........................  $  (124,000)
          Net loss..............................  $(2,755,000)
          Basic and diluted net loss per share..  $     (0.44)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition of the Acquired Businesses taken place as of January 1, 1998, or the results that may occur in the future. The pro forma results for the year ended December 31, 1998, do not reflect the $5.0 million loss on the sale of business units.

4. PROPERTY, PLANT AND EQUIPMENT:

                                                                            DECEMBER 31
                                                          ESTIMATED    -------------------------
                                                        USEFUL LIVES
                                                        (YEARS)               2000          1999
                                                        ------------   -----------   -----------
     Building and improvements........................          2-40   $ 1,507,000   $ 1,438,000
     Machinery and equipment..........................           3-5     7,141,000     6,480,000
     Furniture and office equipment...................             5       575,000       575,000
     Transportation equipment.........................             5       499,000       499,000
                                                                       -----------   -----------
                                                                         9,722,000     8,992,000
     Less: Accumulated depreciation and amortization                    (5,348,000)   (3,350,000)
                                                                       -----------   -----------
                                                                       $ 4,374,000   $ 5,642,000
                                                                       ===========   ===========

As of December 31, 2000 and 1999, the Company had $38,000 and $144,000 in equipment, net of accumulated amortization, financed under capital leases, respectively. See Note 5 regarding long-lived assets impairment evaluation.

5. INTANGIBLE ASSETS:

                                               DECEMBER 31,
                                              ------------
                                            2000           1999
                                         -----------    -----------
     Goodwill.........................   $46,954,000    $46,954,000
     Developed technology.............       820,000        820,000
                                         -----------    -----------
                                          47,774,000     47,774,000
     Less: Accumulated amortization...    (5,085,000)    (3,326,000)
                                         -----------    -----------
                                         $42,689,000    $44,448,000
                                         ===========    ===========

Goodwill is amortized over principally 30 years and developed technology is amortized over 7 years. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the intangibles assets should be revised or that the remaining balance of such assets may not be recoverable. When the

                        IMAGEMAX, INC. AND SUBSIDIARIES

5. INTANGIBLE ASSETS: -- (CONTINUED)

Company concludes it is necessary to evaluate its long-lived assets, including intangibles, for impairment, the Company will use an estimate of the related undiscounted cash flow as the basis to determine whether impairment has occurred. If such a determination indicates an impairment loss has occurred, the Company will utilize the valuation method that measures fair value based on the best information available under the circumstances.

In 1998, the Company wrote off $1,644,000 of goodwill related to a business unit sold in December 1998 and $2,585,000 related to two business units sold in January 1999 due to the impairment of the recoverability of the related goodwill based on the proceeds to be received (see Note 13). In 1999, the Company wrote off $315,000 of goodwill related to a business unit closed in May 1999.

As of December 31, 2000, the Company believes that no revisions of the remaining useful lives or write-downs of intangible assets are required; however, the Company's continuing review of its business units may lead to write-downs in the future.

6. ACCRUED EXPENSES:
                                                        DECEMBER 31
                                                        -----------
                                                     2000           1999
                                                 -----------   ------------
     Compensation and benefits.................  $ 1,800,000   $  1,270,000
     Insurance premium payable.................      619,000             --
     Professional fees.........................      162,000        404,000
     Restructuring costs (Note 12).............           --        263,000
     Other.....................................    1,026,000      2,084,000
                                                 -----------   ------------
                                                 $ 3,607,000   $  4,021,000
                                                 ===========   ============

7. LONG-TERM DEBT:

Long-term debt consists of the following:

                                                         DECEMBER 31
                                                         -----------
                                                     2000           1999
                                                 -----------   ------------

     Revolving credit line.....................  $ 3,869,000   $ 18,511,000
     Term loan.................................    7,000,000             --
     Mortgage loan.............................      863,000        895,000
     Other debt and capital lease obligations..       64,000        191,000
                                                 -----------   ------------
                                                  11,796,000     19,597,000
     Less- Current portion.....................   (6,431,000)   (18,627,000)
                                                 -----------   ------------
                                                 $ 5,365,000   $    970,000
                                                 ===========   ============

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

                        IMAGEMAX, INC. AND SUBSIDIARIES

7. LONG-TERM DEBT: -- (CONTINUED)

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

Under the Revolving Credit Line, interest is payable monthly at the prime rate plus 1.5% (effective rate of 11.0% as of December 31, 2000) with principal due and payable in June 2002. Borrowing availability is based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. The obligation of the New Banks to make any extension of credit is subject to the satisfaction of Commerce Bank in its sole and absolute discretion of certain conditions precedent on the relevant borrowing or issue date.

Under the Term Loan, interest is payable monthly at the prime rate plus 2.0% (effective rate of 11.5% as of December 31, 2000) with principal due and payable in consecutive quarterly payments of $500,000 commencing September 30, 2000 until March 31, 2004. The payment due on December 31, 2000 was paid on January 2, 2001, the first business day following the due date. In addition, on an annual basis, the Company is required to reduce the principal amount outstanding under the Term Loan to the extent that EBITDA (as defined in the Credit
Agreement: net income plus interest expense, tax provision, depreciation, amortization, losses from asset dispositions and insurance recoveries, minus gains from asset dispositions and insurance recoveries), as adjusted, exceeds certain specified levels set forth in the Credit Agreement and upon certain asset sales by the Company, if any.

The New Credit Facility restricts the payment of dividends and is secured by substantially all assets of the Company and requires maintenance of various financial and restrictive covenants including minimum levels of EBITDA and net worth. The Company also issued warrants to the New Banks to purchase an additional 100,000 shares of common stock of the Company (subject to downward adjustment under certain circumstances) at $3.50 per share. The warrants are exercisable beginning one year from the date of issuance. The warrants expire five years from the date of issuance. The Company also paid $242,500 in bank fees to the New Banks upon closing.

In connection with the New Credit Facility, the Company entered into an interest rate cap agreement maturing on June 9, 2002, with a total notional amount of $6,000,000. The Company paid the counterparty a premium of $29,000 on June 9, 2000, and will receive monthly an amount equal to the product of the amount by which the Prime Rate (9.5% at December 31, 2000) exceeds the Cap Rate (11.5%) multiplied by the notional amount. During 2000, the Prime Rate has not exceeded the Cap Rate. Accordingly, the Company has not received any payments under this agreement during 2000.

In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to a Company-owned property that houses a business unit operation. The Company received $869,000 in proceeds, net of closing costs, from the transaction. In July 1999, the $869,000 was applied to the balance of the Credit Facility. Interest on the mortgage is at the greater of 8.50% or the U.S. Treasury rate plus 375 basis points (9.21% at December 31, 2000). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $7,500.

As of December 31, 2000, future scheduled principal payments on the Company's long-term debt and subordinated convertible debt (See Note 8) are as follows:

                   2001......................   $ 6,431,000
                   2002......................     2,019,000
                   2003......................     2,014,000
                   2004......................     7,332,000
                                                -----------
                                                $17,796,000
                                                ===========

                        IMAGEMAX, INC. AND SUBSIDIARIES

8. SUBORDINATED CONVERTIBLE DEBT:

On February 15, 2000, the Company completed a $6 million financing transaction involving the sale of convertible subordinated notes (the "Notes") and warrants (the "Investor Warrants") to TDH III, L.P. ("TDH"), Dime Capital Partners, Inc. and Robert E. Drury (the "Investors"). The proceeds of this financing were used to repay $5 million under the Old Credit Facility, and provide working capital for the Company. Additionally, J.B. Doherty, the managing general partner of TDH, and Mr. Drury, joined the Company's Board of Directors.

The Notes are due and payable upon the fourth anniversary of the date of issuance and bear interest at nine percent (9%) payable semi-annually. The Company does not have the option to voluntarily prepay the Notes. The Notes are initially convertible into the Company's Common stock, no par value, at $3.50 per share, which price may be adjusted downward if, under certain circumstances, the holders thereof convert the Notes prior to the third anniversary of the date of issuance. The Company also issued the Investor Warrants to the Investors to purchase an additional 1,800,000 shares of Common stock of the Company (subject to downward adjustment under certain circumstances), no par value, at $3.50 per share. The Investor Warrants are exercisable beginning the later of (i) one year from the date of issuance or (ii) the conversion of the Notes into Common stock. The Investor Warrants expire five years from the date of issuance. The estimated fair value of the Investor Warrants of $553,000 has been recorded as an increase to shareholders' equity and a related reduction in the carrying amount of the Notes. The Company is amortizing the $553,000 discount over the four-year term of the Notes.

9. INCOME TAXES:

At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6.5 million. The net operating loss carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses for financial and income tax reporting purposes, as well as, the nondeductibility of the special compensation and acquired research and development charges, loss on the sale of business units and goodwill amortization.

The components of income taxes are as follows:

                                                YEAR ENDED
                                                DECEMBER 31
                                   -----------------------------------
                                     2000        1999          1998
                                    -------    --------   -----------
  Current:
  Federal........................   $ 7,800    $     --   $        --
  State..........................    32,200          --            --
                                    -------    --------   -----------
                                     40,000          --            --
                                    -------    --------   -----------
  Deferred:
  Federal........................        --      27,000    (1,455,000)
  State..........................        --       5,000      (398,000)
                                    -------    --------   -----------
                                         --      32,000    (1,853,000)
                                    -------    --------   -----------
  Change in valuation allowance..        --     (32,000)    1,853,000
                                    -------    --------   -----------
                                    $40,000    $     --   $        --
                                    =======    ========   ===========

                        IMAGEMAX, INC. AND SUBSIDIARIES

9. INCOME TAXES: -- (CONTINUED)

The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                            YEAR ENDED
                                                            DECEMBER 31
                                                    ----------------------------
                                                     2000         1999     1998
                                                    -----       ------   ------

  Income tax rate.................................   34.0%      (34.0)%  (34.0)%
  State income taxes, net of federal tax benefit..    4.8         (5.6)    (5.6)
  Nondeductible loss on sale of business units....     --           --     12.0
  Other nondeductible items.......................    5.9          6.4      1.8
  Nondeductible goodwill amortization.............   56.0         37.5      3.8
  Change in valuation reserve.....................  (91.7)        (4.3)    22.0
                                                    -----       ------   ------
                                                      9.0%          --%      --%
                                                    =====       ======   ======

The tax effect of temporary differences that give rise to deferred taxes are as follows:

                                                               DECEMBER 31
                                                               -----------
                                                           2000          1999
                                                       -----------   -----------
     Gross deferred tax assets:
     Accruals and reserves not currently deductible..  $   376,000   $   580,000
     Net operating loss carryforwards................    2,222,000     2,662,000
     Other...........................................      255,000       352,000
     Valuation allowance.............................   (1,867,000)   (2,440,000)
                                                       -----------   -----------
                                                       $   986,000   $ 1,154,000
                                                       ===========   ===========
     Gross deferred tax liabilities:
     Depreciation....................................  $    38,000   $   424,000
     Goodwill amortization...........................      847,000       629,000
                                                       -----------   -----------
                                                       $   885,000   $ 1,053,000
                                                       ===========   ===========

At December 31, 2000, a valuation allowance was established for the Company's tax benefit based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

10. BENEFIT PLANS:

STOCK OPTION PLAN

The Company's 1997 Incentive Plan, as amended (the "Incentive Plan") provides for the award of up to 1,600,000 shares of its Common stock to its employees, directors and other individuals who perform services for the Company. The Incentive Plan provides for granting of various stock based awards, including incentive and non-qualified stock options, restricted stock and performance shares and units. Options granted under the Incentive Plan are granted at fair market value at the date of grant, generally vest in equal installments over three years, and expire five to ten years after the date of grant.

                        IMAGEMAX, INC. AND SUBSIDIARIES

10. BENEFIT PLANS: -- (CONTINUED)

                                                                                OPTIONS OUTSTANDING
                                                     --------------------------------------------------------------------------
                                                          AVAILABLE                                 PRICE         AGGREGATE
                                                          FOR GRANT           SHARES              PER SHARE         PRICE
                                                     -----------------   -----------------   ----------------  ----------------
      Balance, December 31, 1997...................            232,500             367,500             $12.00       $ 4,410,000
        Granted....................................           (359,000)            359,000       2.19 - 12.00         1,419,375
        Cancelled..................................            247,500            (247,500)             12.00        (2,970,000)
                                                             ---------          ----------                     ----------------
      Balance, December 31, 1998...................            121,000             479,000       2.19 - 12.00         2,859,375
        Authorized.................................          1,000,000                  --                 --                --
        Granted....................................            (58,000)             58,000               1.75           101,500
        Cancelled..................................             72,000             (72,000)      2.19 - 12.00          (473,375)
                                                             ---------          ----------                     ----------------
      Balance, December 31, 1999....................         1,135,000             465,000       1.75 - 12.00         2,487,500
        Granted.....................................          (948,500)            948,500         .81 - 1.72         1,537,280
        Cancelled...................................           341,500            (341,500)       1.50 - 2.38          (623,813)
                                                             ---------          ----------                     ----------------
      Balance, December 31, 2000...................            528,000           1,072,000       $.81 - 12.00       $ 3,400,967
                                                             =========          ==========                     ================
                     Set forth below are the outstanding options at December 31, 2000, summarized by range of exercise price:
                                             NUMBER           WEIGHTED            WEIGHTED             NUMBER          WEIGHTED
  RANGE OF                           OUTSTANDING AT            AVERAGE             AVERAGE     EXERCISABLE AT           AVERAGE
  EXERCISE PRICES                          12/31/00     REMAINING LIFE      EXERCISE PRICE           12/31/00    EXERCISE PRICE
- -------------------                        --------          ---------          ----------      -------------  ----------------
  $0.81 to $1.75                            755,000                4.6          $     1.61             19,333       $      1.75
  $2.19 to $2.38                            167,000                7.8          $     2.31            111,333       $      2.31
  $12.00                                    150,000                2.1          $    12.00            133,333       $     12.00

For purposes of the SFAS No. 123 disclosure requirements, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model using the following assumptions: weighted average risk free interest rate of 6.5%, 6.2%, and 4.4%, in 2000, 1999, and 1998, respectively, an expected life of 5 years, expected dividend yield of zero, and an expected volatility of 40%.

The weighted average fair value of options granted during 2000, 1999, and 1998 is estimated at $0.72, $0.90, and $1.12 per share under option, respectively. The following pro forma results would have been reported had compensation cost been recorded for the fair value of the options granted:

                                                                        YEAR ENDED DECEMBER 31
                                                                -----------------------------------
                                                                    2000         1999          1998
                                                                --------  -----------   -----------
     Net income (loss), as reported...........................  $402,000  $  (771,000)  $(8,431,000)
     Pro forma net income (loss)..............................  $131,000  $(1,108,000)  $(8,829,000)
     Basic and diluted income (loss) per share, as reported...  $   0.06  $     (0.12)  $     (1.40)
     Pro forma basic and diluted income (loss) per share......  $   0.02  $     (0.17)  $     (1.46)

EMPLOYEE STOCK PURCHASE PLAN

The Company provides for an Employee Stock Purchase Plan (the "Purchase Plan") that allows all full-time employees of the Company, other than 5% shareholders, temporary employees, and employees having less than six months of service with the Company, to purchase shares of the Company's Common stock at a discount from the prevailing market price at the time of purchase. The purchase price of such shares is equal to 90% of the lower of the fair value of the share on the

                        IMAGEMAX, INC. AND SUBSIDIARIES

10. BENEFIT PLANS: -- (CONTINUED)

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

For the year ended December 31, 2000, and 1999, employees purchased 52,687 and 77,752 shares under the Purchase Plan of which 39,489 and 65,387 shares were issued in 2000 and 1999, respectively.

The Company also maintains a defined contribution 401(k) plan, which permits participation by substantially all employees. In connection with the plan, the Company's matching contribution charged to expense was approximately $115,000 in 2000, $118,000 in 1999 and $125,000 in 1998.

11. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

The Company leases operating facilities, office equipment and vehicles under non-cancelable leases. Rent expense under operating leases for the years ended December 31, 2000, 1999 and 1998 was $1,455,000, $1,558,000, and $2,706,000,
respectively. Future minimum lease payments under noncancelable operating leases as of December 31, 2000 are as follows:

          2001..................  $1,483,000
          2002..................   1,215,000
          2003..................     708,000
          2004..................     569,000
          2005..................     328,000
          2006 and thereafter...     694,000
                                  ----------
                                  $4,997,000
                                  ==========

The Company leases operating facilities at prices, which, in the opinion of management, approximate market rates from entities that are owned by certain shareholders and employees of the Company. Rent expense on these leases was $314,000, $536,000 and $582,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

EMPLOYMENT AND CONSULTING AGREEMENTS

The Company has entered into employment agreements with each of its officers and several key members of management that provide for minimum annual compensation. Future minimum compensation commitments under these agreements as of December 31, 2000 are as follows:

          2001..................  $1,111,000
          2002..................     880,000
          2003..................     102,000
          2004..................           0
          2005..................           0
                                  ----------
                                  $2,093,000
                                  ==========

                        IMAGEMAX, INC. AND SUBSIDIARIES

11. COMMITMENTS AND CONTINGENCIES: -- (CONTINUED)

SEPARATION AGREEMENTS

During 1998, the Company and three of its former executive officers entered into separation agreements upon termination of their employment with the Company. The separation agreements provided $781,000 of compensation and benefits, which has been charged to the statement of operations for the year ended December 31, 1998 as restructuring costs (see Note 12).

OTHER MATTERS

The Company is party to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company occasionally enters into agreements with its suppliers in the normal course of business that require the Company to purchase minimum amounts of inventory in future years in order to obtain favorable pricing. These commitments at December 31, 2000 are not considered material.

12. RESTRUCTURING COSTS:

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

As of December 31, 1999, accrued restructuring charges (classified as accrued expenses) amounted to $263,000, of which $196,000 related to severance payments with the remaining amount attributable to lease termination costs. As of December 31, 2000 there were no remaining accrued restructuring charges. During the year ended December 31, 2000, the Company paid $263,000 of accrued restructuring charges, of which $196,000 related to severance payments with the remaining $67,000 attributable to lease termination costs.

13. LOSS ON SALE OF BUSINESS UNITS:

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

14. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                           Quarter ended
                                                   ----------------------------------------------------------------------
                                                   March 31, 2000  June 30, 2000  September 30, 2000   December 31, 2000
                                                   --------------  -------------  -------------------  ------------------
Revenues.........................................     $14,693,000    $16,003,000         $13,974,000         $13,428,000
Gross profit.....................................       5,465,000      5,774,000           4,738,000           4,324,000
Net income (loss)................................         414,000        472,000            (138,000)           (346,000)
Net income (loss) per share (basic and diluted)..     $      0.06    $      0.07         $     (0.02)        $     (0.05)

                        IMAGEMAX, INC. AND SUBSIDIARIES

14. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED): -- (CONTINUED)

                                                                               Quarter ended,
                                                   ----------------------------------------------------------------------
                                                   March 31, 1999   June 30, 1999  September 30, 1999  December 31, 1999
                                                   ---------------  -------------  ------------------  ------------------
Revenues.........................................     $15,482,000     $15,671,000         $14,467,000        $14,603,000
Gross profit.....................................       5,763,000       5,435,000           4,888,000          4,873,000
Net income (loss) (1)............................        (442,000)        225,000              91,000           (645,000)
Net income (loss) per share (basic and diluted)..     $     (0.07)    $      0.03         $      0.01        $     (0.10)

(1) The Company's net income in the quarter ended March 31, 1999 includes a restructuring charge of $827,000. The Company's net income in the quarter ended December 31, 1999 includes a charge for investment advisory fees and expenses of $550,000.

                        IMAGEMAX, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                      BALANCE,
                                    BEGINNING OF  CHARGED TO   RESERVE OF                   BALANCE,
DESCRIPTION                             YEAR       EXPENSE    ACQUISITIONS   DEDUCTIONS(1) END OF YEAR
- ----------------------------------  ------------  ----------  ------------  ------------  -----------
Allowance for doubtful accounts:
  2000............................      $392,000    $349,000    $       --  $  (235,000)   $  506,000
  1999............................      $600,000    $ 92,000    $       --  $  (300,000)   $  392,000
  1998............................      $375,000    $185,000    $  150,000  $  (110,000)   $  600,000
                                              BALANCE,
                                            BEGINNING OF     CHARGED TO                     BALANCE,
         DESCRIPTION                           YEAR          EXPENSE      DEDUCTIONS(2)    END OF YEAR
- ----------------------------------          ------------    ------------  -----------   -----------
Restructuring accruals:
  2000............................      $        263,000    $        0     $  (263,000)   $        0
  1999............................      $      1,145,000    $  827,000     $(1,709,000)   $  263,000
  1998............................      $             --    $1,387,000     $  (242,000)   $1,145,000


(1) Uncollectible accounts written off, net of recoveries.

(2) Represents amount paid.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 IMAGEMAX, INC.

Dated: March 30, 2001     By: /s/ DAVID C. CARNEY
                              ------------------------
                              David C. Carney
                              Acting Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

SIGNATURES                            TITLE                  DATE
- -------------------------  ---------------------------  ---------------

/s/ DAVID C. CARNEY        Acting Chief Executive       March 30, 2001
- -------------------------  Officer and Chairman of
David C. Carney            the Board of Directors
                           (Principal Executive Officer)

/s/ MARK P. GLASSMAN       President, Chief Operating   March 30, 2001
- -------------------------  Officer and Treasurer
Mark P. Glassman           (Principal Accounting Officer)

/s/ ANDREW R. BACAS        Director                     March 30, 2001
- -------------------------
Andrew R. Bacas

/s/ J.B. DOHERTY           Director                     March 30, 2001
- -------------------------
J.B. Doherty

/s/ ROBERT E. DRURY        Director                     March 30, 2001
- -------------------------
Robert E. Drury

/s/ LEWIS E. HATCH, JR.    Director                     March 30, 2001
- -------------------------
Lewis E. Hatch, Jr.

                           Director                     March 30, 2001
- -------------------------
Blair Hayes

                           Director                     March 30, 2001
- -------------------------
Steven N. Kaplan

                           Director                     March 30, 2001
- -------------------------
Rex Lamb

/s/ H. CRAIG LEWIS         Director                     March 30, 2001
- -------------------------
H. Craig Lewis

/s/ MITCHELL J. TAUBE      Director                     March 30, 2001
- -------------------------
Mitchell J. Taube