Form 10-K/A
period 2000-12-31
IMAGEMAX INC
filed 2001-04-30
CIK 1046032

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  EXCHANGE ACT OF 1934 [NO FEE REQUIRED], FOR THE TRANSITION PERIOD FROM _________ TO _________

                         COMMISSION FILE NUMBER 0-23077


                                 IMAGEMAX, INC.
                                 --------------
             (Exact name of Registrant as specified in its charter)

                 PENNSYLVANIA                                23-2865585
                 ------------                                ----------
(State or other jurisdiction of incorporation or          (I.R.S. Employer
                   organization)                         Identification No.)


     455 PENNSYLVANIA AVENUE, SUITE 128, FORT WASHINGTON, PENNSYLVANIA  19034
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,116,344 as of April 26, 2001. On April 26, 2001 the Registrant had outstanding 6,713,150 shares of Common Stock, no par value.

================================================================================

                               TABLE OF CONTENTS

ITEM                                                                  PAGE

PART III............................................................     1
     Item 10.    Directors and Executive Officers of Registrant.....     1
     Item 11.    Executive Compensation.............................     4
     Item 12.    Security Ownership of Certain Beneficial Owners and
                 Management.........................................     7
     Item 13.    Certain Relationships and Related Transactions.....     9

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The board of directors is divided into three classes of directors with each director serving a three-year term. Class I members presently are: David C. Carney, Robert E. Drury and Mitchell J. Taube; Class II members are Andrew R. Bacas, J.B. Doherty, and H. Craig Lewis; and Class III members are Mark P. Glassman, Blair Hayes, and Rex Lamb. Members of Class I, Class II and Class III of the board of directors terms expire in 2001, 2002 and 2003, respectively.

     The following table sets forth the name, age and principal occupation of each director.

         NAME                  AGE             SINCE                       PRINCIPAL OCCUPATION
         ----                  ---             -----                       --------------------
David C. Carney                 64              1997      Acting Chief Executive Officer and Chairman of
                                                          the Board of Directors
Andrew R. Bacas                 42              1996      Director
J.B. Doherty                    57              2000      Director
Robert E. Drury                 54              2000      Director
Mark P. Glassman                37              2001      President & Chief Operating Officer and Director
Blair Hayes                     38              2000      Director
Rex Lamb                        42              1997      Vice-President - Sales, Midwest Region and
                                                          Director
H. Craig Lewis                  56              2000      Director
Mitchell J. Taube               44              1998      Executive Vice-President - Marketing & Sales
                                                          Development and Director

     DAVID C. CARNEY became a director of ImageMax in December 1997 and has served as Chairman of the board of directors since May 1999. In June 2000, Mr. Carney became Acting Chief Executive Officer. Mr. Carney was the Executive Vice President of Jefferson Health System, a health care organization, from 1996 to April 1999. From 1991 to 1995, Mr. Carney served as the Chief Financial Officer of CoreStates Financial Corporation. From 1980 to 1991, he served as the Philadelphia area managing partner of Ernst & Young LLP. Mr. Carney currently serves as a director of Radian Group, Inc. (NYSE), AAA Mid-Atlantic and AAA Mid-Atlantic Insurance Companies. Mr. Carney has an undergraduate degree from Temple University and is a graduate of the Advanced Management Program at the Harvard Business School.

     ANDREW R. BACAS is one of our founders and has served as a director since our inception. Mr. Bacas served as our Acting Chief Executive Officer from September 1998 to June 2000. Mr. Bacas joined GBL Capital Corporation (a firm engaged to manage the daily business operations of ImageMax prior to

December 1997) in May 1997 and served as our Senior Vice President - Corporate Development from December 1997 to September 1998, when he became our Acting Chief Executive Officer. From 1992 to May 1997, Mr. Bacas was an associate and later a Vice President - Corporate Finance of Simmons & Company International, an investment bank to the international oil service and equipment industry. From 1991 to 1992, Mr. Bacas was a financial analyst for the Upstream Business Unit at Exxon Company, USA. From 1984 to 1991, Mr. Bacas was a Naval Flight Officer in the United States Navy. Mr. Bacas has an undergraduate degree in Engineering from Yale University and an MBA from the Wharton School of the University of Pennsylvania.

     J. B. DOHERTY became a director of ImageMax in March 2000. Mr. Doherty has been Chairman and President of Private Equity Management Company and Managing General Partner of TDH since 1992. Mr. Doherty joined K.S. Sweet Associates, a predecessor firm, in 1973. Prior to that, Mr. Doherty worked in corporate finance with Blyth Eastman Dillon. From 1970 to 1972, Mr. Doherty worked at AT&T and Raychem Corporation. Mr. Doherty currently serves as a director of Monitoring Technology Corporation. Mr. Doherty holds a bachelor's of science degree in engineering from the United States Naval Academy, an MBA from Stanford, and is a former officer in the United States Marine Corps.

     ROBERT E. DRURY became a director of ImageMax in March 2000. Mr. Drury has been the Chief Financial Officer of ChemConnect, Inc., a private company providing Internet based e-business solutions and Internet exchange services to the worldwide chemical industry since 1998. Prior to his role at ChemConnect, Mr. Drury was the Senior Vice President and Corporate Treasurer at Sodhexo Marriott Services. From 1984 to 1994, Mr. Drury was Senior Vice President and Chief Financial Officer of the Leisure/International Sector at Aramark Corporation. Mr. Drury holds a bachelor's of science degree in industrial engineering from Lafayette College and a master's degree in finance and international business from New York University.

     MARK P. GLASSMAN became a director of ImageMax in April 2001 and has served as our President and Chief Operating Officer since March 2001. Mr. Glassman joined ImageMax in February 1998 as Corporate Controller, was promoted to Chief Accounting Officer in October 1998, and served as Chief Financial Officer from May 1999 until March 2001. From 1993 to February 1998, Mr. Glassman was employed at Right Management Consultants, Inc., a publicly held international consulting firm, where he held various financial and operational positions, including Corporate Accounting Director and Corporate Director of Planning and Development. From 1987 to 1993, Mr. Glassman was an auditor with Touche Ross & Co. and Deloitte & Touche. Mr. Glassman has an undergraduate degree in Business from Temple University and is a certified public accountant.

     BLAIR HAYES became a director of ImageMax in April 2000. Mr. Hayes served as our President and Chief Operating Officer from April 2000 to March 2001 and as our Executive Vice-President - Operations from May 1999 to April 2000. From 1998 to May 1999, Mr. Hayes served us as General Manager and Business Unit Support Manager/Group Leader. Mr. Hayes served as Vice President of Advanced Image Management, Inc. from 1988 until its acquisition by us in 1998. From 1985 to 1988, Mr. Hayes was President of Image Capture Limited, which was merged to form Advanced Image Management, Inc. in 1988. Prior to 1985, Mr. Hayes was Operations Manager of Mi-Kal County Matic, Inc., a family-owned micrographic service bureau. Mr. Hayes has spent his entire career in the document management services industry.

     REX LAMB has managed our Lincoln, Nebraska business unit and has served as a director of ImageMax since December 1997. Mr. Lamb founded DocuTech, Inc., a document management services company, in 1991 and served as its President from inception until its acquisition by us in December 1997. Mr. Lamb co-founded DocuTech Data Systems, Inc., a provider of open-architecture document-scanning software products, in 1994 and served as its President since inception until its acquisition by us in December 1997. Mr. Lamb has an undergraduate degree in Education from the University of Nebraska.

     H. CRAIG LEWIS became a director of ImageMax in April 2000. Mr. Lewis has been the Vice President - Corporate Affairs at Norfolk Southern Corporation since 1997. Prior to joining Norfolk Southern, Mr. Lewis was a partner with the law firm of Dechert Price & Rhodes. From 1974 to 1994, Mr. Lewis served in the State Senate of Pennsylvania where he chaired the Judiciary and Ethics Committees and was Minority Chairman of the Appropriations Committee. Mr. Lewis currently serves as a director of Raytech Corporation (NYSE). Mr. Lewis holds an undergraduate degree from Millersville University and J.D. from Temple University School of Law.

     MITCHELL J. TAUBE has managed our New York (Westchester County) business unit since December 1997 and has served as a director of ImageMax since June 1998. In March 2000, Mr. Taube was appointed to the position of

Executive Vice- President - Marketing & Sales Development, whereby he is leading efforts around development of Web and Intranet initiatives, collateral and sales aids, telemarketing and direct mail, national sales compensation, and training and sales development. Mr. Taube has an undergraduate degree and an MBA from Hofstra University.


Compensation of Directors

     Directors are reimbursed for travel expenses incurred for each board and committee meeting attended in person. Outside directors are compensated at a rate of $1,000 per meeting attended in person and $500 per telephonic meeting. Committee members are compensated at a rate of $500 per committee meeting attended. In addition, in 2000, we granted the following directors the options set forth below under our 1997 Incentive Plan.

          Name                      Shares               Date Issued                Exercise Price
          ----                      ------               -----------                --------------
David C. Carney                     75,000            February 15, 2000                $1.6875
Andrew R. Bacas                     15,000            February 15, 2000                $1.6875
Robert E. Drury                     15,000               June 9, 2000                  $1.6250
Mark P. Glassman                    75,000            February 15, 2000                $1.6875
Blair Hayes                        100,000            February 15, 2000                $1.6875
Rex Lamb                            10,000            February 15, 2000                $1.6875
H. Craig Lewis                      15,000               June 5, 2000                  $1.5000
Mitchell J. Taube                   75,000            February 15, 2000                $1.6875
Lewis E. Hatch                      15,000            February 15, 2000                $1.6875
Steven N. Kaplan                    15,000            February 15, 2000                $1.6875

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes the compensation of our named executive officers for the last three fiscal years.



                                              Annual Compensation                     Long Term Compensation
                                              -------------------                     ----------------------
                                                                                        Awards              Payouts
                                                                                        ------              -------
                                                                               Restricted    Securities     LTIP
          Name and                                             Other Annual      Stock       Underlying    Payouts      All other
     Principal Position    Year     Salary           Bonus     Compensation     Awards      Options (#)      ($)      Compensation
     ------------------    ----     ------           -----     ------------     ------      -----------      ---      ------------

David C. Carney(1)         2000     $ 93,389           -              -           -         75,000           -               -
Acting Chief Executive     1999            -           -              -           -         58,000           -               -
 Officer                   1998            -           -              -           -         10,000           -               -

Andrew R. Bacas(2)         2000     $159,433           -         $  813(3)        -         15,000           -               -
Former Acting Chief        1998      124,231(4)        -          1,490           -              -           -               -
 Executive Officer         1999      119,077           -            788           -         30,000           -               -

Mark P. Glassman(5)        2000     $137,046           -         $  692           -         75,000           -               -
President and Chief        1999      101,731        $15,000           -           -              -           -               -
 Operating Officer         1998       66,539           -              -           -         12,000           -               -

Blair Hayes(6)             2000     $162,019           -         $2,329           -        100,000           -               -
Former President and       1999      114,577        $40,000       2,194           -              -           -               -
 Chief Operating           1998       45,513           -            529           -              -           -               -
 Officer

Mitchell J. Taube(7)       2000     $143,269           -         $4,973           -         75,000           -               -
Executive Vice             1999      111,346           -          1,154           -              -           -               -
 President - Marketing     1998      100,000           -          1,670           -         10,000           -               -
 & Sales Development

(1) As of June 2000, Mr. Carney was appointed to the position of Acting Chief Executive Officer. Mr. Carney became a director of ImageMax in December 1997 and has served as Chairman of the board of directors since May 1999.

(2) As of June 2000, Mr. Bacas resigned from the position of Acting Chief Executive Officer. Mr. Bacas was Acting Chief Executive Officer from September 1998 to June 2000. Previous to that date, Mr. Bacas held the position of Senior Vice President-Corporate Development.

(3) Represents contributions to our 401(k) plan made by us on behalf of such person.

(4) Upon assuming the position of Acting Chief Executive Officer, Mr. Bacas voluntarily reduced his annual salary under his employment agreement with us to $100,000 per year. Mr. Bacas's salary was reinstated to its contractual rate as of April 1, 1999.

(5) As of March 2001, Mr. Glassman was appointed to the position of President and Chief Operating Officer. Mr. Glassman was Chief Financial Officer from May 1999 to March 2001, and Chief Accounting Officer from October 1998 to May 1999. Previous to that date, Mr. Glassman held the position of Corporate Controller.

(6) Mr. Hayes was President and Chief Operating Officer from April 2000 to March 2001, and Executive Vice-President - Operations from May 1999 to April 2000. Previous to that date, Mr. Hayes held the position of General Manager and Business Unit Support Manager/Group Leader. Mr. Hayes' employment with the Company terminated as of March 2001.

(7) As of April 2000, Mr. Taube was appointed to the position of Executive Vice-President - Marketing & Sales Development. Mr. Taube has managed the Company's New York (Westchester County) business unit since December 1997.

Stock Option Grants

     Under our 1997 Incentive Plan, 340,000 stock options were granted in 2000 to the named executive officers at an exercise price of $1.6875.

     Aggregated Option Exercises in Last Fiscal Year And Fiscal Year-End Option Values

     The table below shows option exercises by the named executive officers in 2000 and year-end amounts of shares of common stock underlying outstanding options.

                                                                                    Number of
                                                                                    Securities              Value of
                                                                                    Underlying            Unexercised
                                                                                   Unexercised           In-the-Money
                                                                                    Options at           Options at
                                                                                   FY-End (#)          at FY-End ($)
                                  Shares Acquired on            Value             Exercisable/           Exercisable/
            Name                     Exercise (#)           Realized ($)          Unexercisable        Unexercisable(1)
            ----                     ------------           ------------          -------------        ----------------
David C. Carney                           -                       -             64,667/143,000               $-
Andrew R. Bacas                           -                       -              20,000/45,000                -
Mark P. Glassman                          -                       -               8,000/87,000                -
Blair Hayes                               -                       -                  0/100,000                -
Mitchell J. Taube                         -                       -               6,667/85,000                -

     Mr. Carney was granted 10,000, 58,000 and 75,000 options, respectively, on October 1, 1998, June 29, 1999 and February 15, 2000 at exercise prices of $2.375, $1.75 and $1.6875, the closing price on those dates. Two-thirds of the options granted in 1998 and all of the options granted in 1999 were exercisable at December 31, 2000.

     Mr. Bacas was granted 30,000 and 15,000 options, respectively, on October 1, 1998 and February 15, 2000 at exercise prices of $2.375 and $1.6875, the closing price on those dates. Two-thirds of the options granted in 1998 were exercisable at December 31, 2000.

     Mr. Glassman was granted 12,000 and 75,000 options, respectively, on October 1, 1998 and February 15, 2000 at exercise prices of $2.375 and $1.6875, the closing price on those dates. Two-thirds of the options granted in 1998 were exercisable at December 31, 2000.

     Mr. Taube was granted 10,000 and 75,000 options, respectively, on October 1, 1998 and February 15, 2000 at exercise prices of $2.375 and $1.6875, the closing price on those dates. Two-thirds of the options granted in 1998 were exercisable at December 31, 2000.

     Mr. Hayes was granted 100,000 options on February 15, 2000 at an exercise price of $1.6875, the closing price on that date. None of Mr. Hayes' options were exercisable at December 31, 2000.

     (1) Based on a closing price of $0.9375 on the OTC Bulletin Board on December 29, 2000, the last business day of 2000, there is no value ascribed to the exercisable or unexercisable options at that date.

Employment Agreements

     We entered into employment agreements with Mr. Carney, Mr. Glassman, Mr. Hayes and Mr. Taube in April 2000. Mr. Carney's agreement expires April 1, 2002. Mr. Glassman's and Mr. Taube's agreement expire December 31, 2002.

     Mr. Carney serves as Acting Chief Executive Officer at a base annual salary of $131,250. Mr. Glassman serves as President and Chief Operating Officer at a base annual salary of $175,000. Mr. Taube serves as Executive Vice-President - Marketing and Sales Development at a base annual salary of $165,000. In 2000, Mr. Glassman served as Chief Financial

Officer (at a base annual salary of $150,000). From April 2000 to March 2001, Mr. Hayes served as President and Chief Operating Officer at annual base salary of $175,000. Mr. Hayes' employment with the Company terminated as of March 2001.

     At the discretion of the board of directors, the base annual salary of each officer is subject to increases periodically, and each such officer may receive an annual incentive bonus. Each of the employment agreements provides for customary benefits including life, health and disability insurance, and 401(k) plan participation. Each of the employment agreements further provides that if the employee is terminated without cause, or in connection with a change of control, as defined therein, the employee is entitled to receive 12 months' base salary and benefits.

Separation Agreement

     In June 2000 we entered into a separation agreement with Mr. Bacas covering the terms upon which he resigned as Acting Chief Executive Officer. As payment for his past service to the Company and continued service as a director, the separation agreement provides that we are obligated to pay Mr. Bacas $130,000 over a period of twelve (12) months, beginning as of June 2000. The separation agreement also provides that for as long as Mr. Bacas is a director, he is entitled to a fee equal to that paid to all other non-employee directors for attendance at or participation in meetings of the board, or committees thereof. In addition, the terms of the separation agreement allow for Mr. Bacas and his family to receive continued coverage under the Company's group medical plan for a period of twelve (12) months beginning June 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of May 4, 2001, certain information with regard to beneficial ownership, as determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, of outstanding shares of our common stock by (1) each person, entity or group known by us to beneficially own five percent (5%) or more of the outstanding shares of our common stock, (2) each of directors individually, (3) each of our named executive officers, and (4) all of our directors and executive officers as a group.

     The percentages of beneficial ownership shown below are based on the 6,713,150 shares of Common Stock issued and outstanding as of April 30, 2001, unless otherwise stated. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes those securities over which a person may exercise voting or investment power. In addition, shares of common stock which a person has the right to acquire upon the conversion of preferred stock or convertible subordinated notes or the exercise of stock options and warrants within 60 days of the date of this table are deemed outstanding for the purpose of computing the percentage ownership of that person, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated in the footnotes to this table or as affected by applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

                                                       Total Number of Shares           Percentage of Class of
           Name and Address of                            of Common Stock                   Common Stock
            Beneficial Owner                           Beneficially Owned(1)            Beneficially Owned(1)
            ----------------                           ---------------------            ---------------------
Dime Capital Partners, Inc...............                    2,518,571 (2)                            27.3%
1401 Valley Road
3rd Floor
Wayne, NJ  07470

J.B. Doherty.............................                      997,144 (3)                            13.0%
c/o TDH III, LP
919 Conestoga Road
Building One, Suite 301
Rosemont, PA  19010

TDH III, LP..............................                      937,144 (4)                            12.2%
919 Conestoga Road
Building One, Suite 201
Rosemont, PA  19010

Steel Partners II, LP....................                      722,100 (5)                            10.8%
150 E. 52nd Street
21st Floor
New York, NY  10022

Bruce M. Gillis..........................                      429,452 (6)                             6.3%
331 Aubrey Road
Wynnewood, PA  19096

Andrew R. Bacas..........................                      280,526 (7)                             4.2%
3 Embarcadero Center
Suite 2900
San Francisco, CA  94111

                                                       Total Number of Shares           Percentage of Class of
           Name and Address of                            of Common Stock                   Common Stock
            Beneficial Owner                           Beneficially Owned(1)            Beneficially Owned(1)
            ----------------                           ---------------------            ---------------------

Mitchell J. Taube........................                      245,571 (8)                             3.6%
c/o ImageMax, Inc.
503 Grasslands Road
Valhalla, NY  10595

Rex Lamb.................................                      237,521 (9)                             3.5%
c/o ImageMax, Inc.
5001 Rentworth Court
Lincoln, NE  68516

David C. Carney..........................                     106,667 (10)                             1.6%
c/o ImageMax, Inc.
455 Pennsylvania Ave., Suite 128
Fort Washington, PA  19034

Blair Hayes..............................                      90,970 (11)                             1.3%
8214 Emerson Way
Littleton, CO  80122

Robert Drury.............................                      63,571 (12)                               *
c/o TDH III, LP
919 Conestoga Road
Building One, Suite 301
Rosemont, PA  19010

Mark P. Glassman.........................                      38,000 (13)                               *
c/o ImageMax, Inc.
455 Pennsylvania Ave., Suite 128
Fort Washington, PA  19034

H. Craig Lewis...........................                       5,000 (14)                               *
2001 Market Street
29th Floor
Philadelphia, PA  19103
All Executive Officers and Directors                        2,064,970 (15)                            26.0%
as a Group (9 persons)...................

----------
* - Less than 1% of the outstanding Common Stock.

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security, which means the power to dispose, or direct the disposition, of a security. A person is deemed as of any date to have beneficial ownership of any security that such person has the right to acquire within 60 days after such date.

(2) Represents 1,228,571 and 1,290,000 shares, respectively, issuable upon the conversion of convertible subordinated notes and the exercise of warrants, both of which are exercisable at $3.50 per share within 60 days of May 4, 2001.

(3) Includes 937,144 shares beneficially owned by TDH III, LP. See footnote 4 below. Mr. Doherty is the Managing General Partner of TDH III, LP.

(4) Represents 457,144 and 480,000 shares, respectively, issuable upon the conversion of convertible subordinated notes and the exercise of warrants, both of which are exercisable at $3.50 per share within 60 days of May 4, 2001.

(5)  As reported on Schedule 13d-3 filed on or about February 21, 2001.

(6) Includes 100,000 shares issuable upon the exercise of stock options granted which are exercisable at $12.00 per share within 60 days of May 4, 2001 and expire on December 8, 2002.

(7) Includes 20,000 and 5,000 shares, respectively, issuable upon the exercise of stock options granted which are exercisable at $2.375 and $1.6875 per share within 60 days of May 4, 2001. Excludes 20,000 shares, half of which are issuable at $2.375 and half at $1.6875 per share, respectively, upon the exercise of stock options granted October 1, 1998 and February 15, 2000, which are not exercisable within 60 days of May 4, 2001.

(8) Includes 6,667 and 25,000 shares, respectively, issuable upon the exercise of stock options granted which are exercisable at $2.375 and $1.6875 per share within 60 days of May 4, 2001. Excludes 3,333 and 50,000 shares, respectively, issuable at $2.375 and $1.6875 per share upon the exercise of stock options granted October 1, 1998 and February 15, 2000, which are not exercisable within 60 days of May 4, 2001.

(9) Includes 10,000 and 3,333 shares, respectively, issuable upon the exercise of stock options granted which are exercisable at $2.375 and $1.6875 per share within 60 days of May 4, 2001. Excludes 5,000 and 6,667 shares, respectively, issuable at $2.375 and $1.6875 per share upon the exercise of stock options granted October 1, 1998 and February 15, 2000, which are not exercisable within 60 days of May 4, 2001.

(10) Includes 6,667, 58,000 and 25,000 shares, respectively, issuable upon the exercise of stock options granted which are exercisable at $2.375, $1.75 and $1.6875 per share within 60 days of May 4, 2001. Excludes 3,333 and 50,000 shares, respectively, issuable at $2.375 and $1.6875 per share upon the exercise of stock options granted October 1, 1998 and February 15, 2000, which are not exercisable within 60 days of May 4, 2001.

(11) Includes 33,333 shares issuable upon the exercise of stock options granted which are exercisable at $1.6875 per share within 60 days of May 4, 2001. Excludes 66,667 shares issuable at $1.6875 upon the exercise of stock options granted February 15, 2000, which are not exercisable within 60 days of May 4, 2001.

(12) Includes 28,571 and 30,000 shares, respectively, issuable upon the conversion of convertible subordinated notes and the exercise of warrants, both of which are exercisable at $3.50 per share within 60 days of May 4, 2001. Also includes 5,000 shares issuable upon the exercise of stock options granted which are exercisable at $1.625 per share within 60 days of May 4, 2001. Excludes 10,000 shares issuable at $1.625 upon the exercise of stock options granted June 9, 2000, which are not exercisable within 60 days of May 4, 2001.

(13) Includes 8,000 and 25,000 shares, respectively, issuable upon the exercise of stock options granted which are exercisable at $2.375 and $1.6875 per share within 60 days of May 4, 2001. Excludes 4,000 and 50,000 shares, respectively, issuable at $2.375 and $1.6875 per share upon the exercise of stock options granted October 1, 1998 and February 15, 2000, which are not exercisable within 60 days of May 4, 2001.

(14) Includes 5,000 shares issuable upon the exercise of stock options granted which are exercisable at $1.50 per share within 60 days of May 4, 2001. Excludes 10,000 shares issuable at $1.50 upon the exercise of stock options granted June 5, 2000, which are not exercisable within 60 days of May 4, 2001.

(15) Includes 485,715 and 510,000 shares, respectively, issuable upon the conversion of convertible subordinated notes and the exercise of warrants, both of which are exercisable at $3.50 per share within 60 days of May 4, 2001. Also includes 236,000 shares which are issuable upon the exercise of stock options granted which are exercisable within 60 days of May 4, 2001, and excludes 279,000 shares issuable upon the exercise of stock options which are not exercisable within 60 days of May 4, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Consulting Arrangement

     In June 1999, we entered into a consulting agreement with Mr. Carney, effective through his tenure as Chairman of the board of directors, whereby Mr. Carney provided consulting services to us for a fee of $3,000 per month. In connection with this agreement, we also granted Mr. Carney 48,000 options at an exercise price of $1.75 per share, vesting over one year, to purchase our Common Stock. This arrangement provided that Mr. Carney assist us in a variety of financial and operating matters, including our negotiations with our bank and various operating procedures. In March 2000 we announced that Mr. Carney became Acting Chief Executive Officer upon the completion of our senior debt refinancing plan. At that time, Mr. Carney came under an employment agreement and his consulting agreement terminated.

Separation Agreement

     In June 2000 we entered into a separation agreement with Mr. Bacas covering the terms upon which he resigned as Acting Chief Executive Officer. As payment for his past service to the Company and continued service as a director, the separation agreement provides that we are obligated to pay Mr. Bacas $130,000 over a period of twelve (12) months, beginning as of June 2000. The separation agreement also provides that for as long as Mr. Bacas is a director, he is entitled to a fee equal to that paid to all other non-employee directors for attendance at or participation in meetings of the board, or committees thereof. In addition, the terms of the separation agreement allow for Mr. Bacas and his family to receive continued coverage under the Company's group medical plan for a period of twelve (12) months beginning June 2000.

Future Transactions

     We have adopted a policy that we will not enter into any material transaction in which a director or officer has a direct or indirect financial interest, unless the transaction is determined by our board of directors to be fair as to us or is approved by a majority of our disinterested directors or by our shareholders, as provided for under Pennsylvania law.


            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than ten percent (10%) of our common stock to file initial reports of ownership and reports of change of ownership with the Securities and Exchange Commission. Executive officers and directors are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us, we believe that, during the preceding year, Mr. Doherty was late in filing one Section 16 report (Form 3) upon becoming a director of ImageMax on February 15, 2000, Mr. Hayes was late in filing one Section 16 report (Form 3) upon becoming a director of ImageMax on March 16, 2000, and Mr. Lewis was late in filing one Section 16 report (Form 3) upon becoming a director of ImageMax on April 27, 2000. In addition, Messrs. Carney, Hatch, and Kaplan, separately, were late in filing one
Section 16 report (Form 5) relating to the grant of stock options in October 1998 and June 1999.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 IMAGEMAX, INC.

Dated: April 30, 2001  By: /s/ DAVID C. CARNEY
                           ----------------------------
                              David C. Carney
                              Acting Chief Executive Officer and Chairman of the
Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

SIGNATURES                              TITLE                       DATE

/s/ DAVID C. CARNEY      Chairman of the Board of Directors    April 30, 2001
------------------------ (Principal Executive Officer)
David C. Carney

/s/ MARK P. GLASSMAN     Director, President, Chief Operating  April 30, 2001
------------------------ Officer and Treasurer
Mark P. Glassman         (Principal Accounting Officer)

/s/ ANDREW R. BACAS      Director                              April 30, 2001
------------------------
Andrew R. Bacas

/s/ J.B. DOHERTY         Director                              April 30, 2001
------------------------
J.B. Doherty

                         Director                              April 30, 2001
------------------------
Robert E. Drury

                         Director                              April 30, 2001
------------------------
Blair Hayes

                         Director                              April 30, 2001
------------------------
Rex Lamb

/s/ H. CRAIG LEWIS       Director                              April 30, 2001
------------------------
H. Craig Lewis

                         Director                              April 30, 2001
------------------------
Mitchell J. Taube