Form 10-Q
period 2001-03-31
IMAGEMAX INC
filed 2001-05-15
CIK 1046032

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

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

                                  Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 4, 2001:

      Common Stock, no par value                      6,713,150
      --------------------------                      ---------
                Class                              Number of Shares

                        IMAGEMAX, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q


                                                              Page
                                                              ----
PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements (Unaudited)

    Consolidated Statements of Operations....................   1

    Consolidated Balance Sheets..............................   2

    Consolidated Statements of Cash Flows....................   3

    Notes to Consolidated Financial Statements...............   4

 Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations......................   7

 Item 3 - Quantitative and Qualitative Disclosures
    about Market Risk........................................   9

PART II - OTHER INFORMATION

 Item 6 - Exhibits and Reports on Form 8-K...................  10

SIGNATURES...................................................  11

                        IMAGEMAX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands except per share amounts)


                                                           Three Months
                                                          Ended March 31,
                                                         -----------------
                                                           2001      2000
                                                         -------   -------
Revenues:
  Services.............................................  $10,277   $12,121
  Products.............................................    1,998     2,572
                                                         -------   -------
                                                          12,275    14,693
                                                         -------   -------
Cost of revenues:
  Services.............................................    6,315     7,227
  Products.............................................    1,145     1,541
  Depreciation.........................................      423       460
                                                         -------   -------
                                                           7,883     9,228
                                                         -------   -------
    Gross profit.......................................    4,392     5,465
Selling and administrative expenses....................    3,805     4,012
Amortization of intangibles............................      498       450
                                                         -------   -------
    Operating income...................................       89     1,003
Interest expense.......................................      460       589
                                                         -------   -------
Net income (loss)......................................  $  (371)  $   414
                                                         =======   =======
Basic and diluted net income (loss) per share..........   $(0.06)    $0.06
                                                         =======   =======
Shares used in computing basic and diluted net income
  (loss) per share.....................................    6,687     6,634
                                                         =======   =======




   The accompanying notes are an integral part of these financial statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (Unaudited, in thousands except share amounts)

                                                                           March 31,    December 31,
                                                                             2001           2000
                                                                           --------       --------
                     ASSETS

Current assets:
 Cash and cash equivalents..............................................   $    576       $  2,248
 Accounts receivable, net of allowance for doubtful
    accounts of $509 and $506 as of March 31, 2001 and
    December 31, 2000, respectively.....................................     10,826         10,080
 Inventories............................................................      1,345          1,526
 Prepaid expenses and other.............................................      1,762          1,238
                                                                           --------       --------

    Total current assets................................................     14,509         15,092

Property, plant and equipment, net......................................      4,145          4,374
Intangibles, primarily goodwill, net....................................     42,256         42,689
Other assets............................................................        725            805
                                                                           --------       --------

                                                                           $ 61,635       $ 62,960
                                                                           ========       ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Short-term debt and current portion of long-term debt..................   $  6,428       $  6,431
 Accounts payable.......................................................      1,901          2,332
 Accrued expenses.......................................................      3,446          3,607
 Deferred revenue.......................................................      2,607          2,513
                                                                           --------       --------

    Total current liabilities...........................................     14,382         14,883
Long-term debt..........................................................      4,866          5,365
Subordinated convertible debt, net of discount of $398 and $432, as of
     March 31, 2001 and December 31, 2000, respectively.................      5,602          5,568
Other long-term liabilities.............................................         51             51

Shareholders' equity:
 Preferred stock, no par value, 10,000,000 shares
    authorized, none issued.............................................         --             --
 Common stock, no par value, 40,000,000 shares authorized,
    6,713,150 and 6,686,368 shares issued and outstanding
    as of March 31, 2001 and December 31, 2000, respectively............     53,467         53,455
 Accumulated deficit....................................................    (16,733)       (16,362)
                                                                           --------       --------

    Total shareholders' equity..........................................     36,734         37,093
                                                                           --------       --------

                                                                           $ 61,635       $ 62,960
                                                                           ========       ========

   The accompanying notes are an integral part of these financial statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                   Three Months
                                                                  Ended March 31,
                                                                ------------------
                                                                  2001      2000
                                                                -------   -------
Cash flows from operating activities:
 Net income (loss)............................................  $  (371)  $   414
 Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities-
    Depreciation and amortization.............................      857       910
    Amortization of deferred financing costs..................       64        13
    Amortization of imputed interest..........................       34         5
    Changes in operating assets and liabilities-
      Accounts receivable, net................................     (746)     (809)
      Inventories.............................................      181      (191)
      Prepaid expenses and other..............................     (524)        3
      Other assets............................................       15        --
      Accounts payable........................................     (431)     (220)
      Accrued expenses........................................     (161)     (134)
      Deferred revenue........................................       94        41
                                                                -------   -------

         Net cash provided by (used in) operating activities..     (988)       32
                                                                -------   -------

Cash flows from investing activities:
 Purchases of property and equipment..........................     (194)     (165)
                                                                -------   -------

         Net cash used in investing activities................     (194)     (165)
                                                                -------   -------

Cash flows from financing activities:
 Principal payments on debt and capital lease obligations.....     (502)      (36)
 Proceeds from issuance of common stock.......................       12        21
 Net borrowings (repayments) under line of credit.............       --    (5,300)
 Proceeds of subordinated debt transaction....................       --     6,000
 Payment of deferred financing costs..........................       --      (231)
                                                                -------   -------

         Net cash provided by (used in) financing activities..     (490)      454
                                                                -------   -------

Net increase (decrease) in cash and cash equivalents..........   (1,672)      321
Cash and cash equivalents, beginning of period................    2,248     1,719
                                                                -------   -------

Cash and cash equivalents, end of period......................  $   576   $ 2,040
                                                                =======   =======

Supplemental disclosures of cash flow information:
 Cash paid for:
    Interest..................................................  $   567   $   558
                                                                =======   =======

    Income taxes..............................................  $    15   $    37
                                                                =======   =======



   The accompanying notes are an integral part of these financial statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BACKGROUND AND BASIS OF PRESENTATION:

     ImageMax, Inc. ("ImageMax") is a single-source provider of outsourced document management solutions to companies located throughout the United States and concentrated primarily in the health care and financial services industries. The Company's services include electronic (digital) and micrographic media conversion, data entry and indexing, Internet retrieval and hosting services, document storage (including Internet "web-enabled" document storage and retrieval) and system integration. The Company also sells and supports document management equipment and proprietary as well as third party open architecture imaging and indexing software. The Company has one reportable segment.

     The accompanying unaudited consolidated financial statements include the accounts of ImageMax and its subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. The consolidated balance sheet as of December 31, 2000 has been derived from the Company's consolidated financial statements that have been audited by the Company's independent auditors.

     The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, unaudited interim financial statements such as those in this report allow certain information and footnotes required by accounting principles generally accepted in the United States for year end financial statements to be excluded. The Company believes all adjustments necessary for a fair presentation of these interim financial statements have been included and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These interim financial statements should be read in conjunction with the Company's pro forma and historical financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2000.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     There were no changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of Notes to Consolidated Financial Statements of ImageMax, Inc. and Subsidiaries included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

3. LONG-TERM DEBT:

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

     Under the Revolving Credit Line, interest is payable monthly at the prime rate plus 1.5% (effective rate of 9.5% as of March 31, 2001) with principal due and payable in June 2002. Borrowing availability is based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. The obligation of the New Banks to make any extension of credit is subject to the satisfaction of Commerce Bank in its sole and absolute discretion of certain conditions precedent on the relevant borrowing or issue date. As of March 31, 2001, approximately $3.9 million was outstanding under the Revolving Credit Line.

     Under the Term Loan, interest is payable monthly at the prime rate plus 2.0% (effective rate of 10.0% as of March 31, 2001) with principal due and payable in consecutive quarterly payments of $500,000 commencing September 30, 2000 until March 31, 2004. The payment due on March 31, 2001 was paid on April 2, 2001, the first business day following the due date. In addition, on an annual basis, the Company is required to reduce the principal amount outstanding under the Term Loan to the extent that EBITDA (as defined in the Credit
Agreement: net income plus interest expense, tax provision, depreciation, amortization, losses from asset dispositions and insurance recoveries, minus gains from asset dispositions and insurance recoveries), as adjusted, exceeds certain specified levels set forth in the Credit Agreement and upon certain asset sales by the Company, if any. As of March 31, 2001, approximately $6.5 million was outstanding under the Term Loan.

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

     In connection with the New Credit Facility, the Company entered into an interest rate cap agreement maturing on June 9, 2002, with a total notional amount of $6,000,000. The Company paid the counterparty a premium of $29,000 on June 9, 2000, and will receive monthly an amount equal to the product of the amount by which the Prime Rate (8.0% at March 31, 2001) exceeds the Cap Rate (11.5%) multiplied by the notional amount. During 2001, the Prime Rate has not exceeded the Cap Rate. Accordingly, the Company has not received any payments under this agreement during 2001.

     On March 30, 2001, the Company entered into an amendment to the New Credit Facility (the "Amendment") (see Exhibits 10.51, 10.52 and 10.53) which reduced the minimum levels of EBITDA required under the restrictive covenants. In addition, the Amendment increased the level of payments under the Term Loan by a minimum of $1,000,000 over the next 12 months. This increase includes a minimum payment of $600,000 on May 30, 2001, $150,000 on each of June 30, 2001 and
September 30, 2001, with the balance split over December 31, 2001 and March 31, 2002.

     In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to a Company-owned property that houses a business unit operation. The Company received $869,000 in proceeds, net of closing costs, from the transaction. In July 1999, the $869,000 was applied to the balance of the Credit Facility. Interest on the mortgage is at the greater of 8.50% or the U.S. Treasury rate plus 375 basis points (9.21% at March 31, 2001). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $7,500.

4. SUBORDINATED CONVERTIBLE DEBT:

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

5. INCOME TAXES:

          As of March 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6.5 million. The net operating loss carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses for financial and income tax reporting purposes, as well as the nondeductibility of special compensation, acquired research and development charges, losses on the sale of business units and goodwill amortization. As of March 31, 2001, a valuation allowance was established for the Company's tax benefit based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in Statement of Financial Accounting Standards ("SFAS") No. 109.

6. EARNINGS PER SHARE:

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

7. INTANGIBLE ASSETS:

     The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of intangibles assets should be revised or that the remaining balance of such assets may not be recoverable. When the Company concludes it is necessary to evaluate its long-lived assets, including intangibles, for impairment, the Company will use an estimate of the related undiscounted cash flow as the basis to determine whether impairment has occurred. If such a determination indicates an impairment loss has occurred, the Company will utilize the valuation method which measures fair value based on the best information available under the circumstances. As of March 31, 2001, the Company believes that no revisions of the remaining useful lives or write-downs of intangible assets are required.

8. COMPREHENSIVE INCOME:

     The Company has reviewed SFAS No. 130 and has determined that for the quarters ended March 31, 2001 and 1999, no items meeting the definition of comprehensive income as specified in SFAS No. 130 existed in the consolidated financial statements. As such, no disclosure is necessary to comply with SFAS No. 130.

                                PART I - ITEM 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in "Business--Risk Factors" as disclosed in the Company's Annual Report on Form 10-K for the year ending December 31, 2000 and other ImageMax filings with the Securities and Exchange Commission, and risks associated with the results of the continuing operations of ImageMax. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

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

Historical Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

     Total revenues. For the three months ended March 31, 2001, total revenues decreased $2.4 million, or 16.5%, as compared to the corresponding period in 2000. This was due to a product revenue decrease of 22.3% and a service revenue decrease of 15.2%. For the three months ended March 31, 2001, service revenue and product revenue, respectively, comprised 83.7% and 16.3% of total revenues, as compared to 82.5% and 17.5% in the corresponding period in 2000.

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

     The decline in total revenues was due primarily to: (1) lower conversion revenues (principally in three markets as a result of sales and management transition) attributable to completed digital conversion projects and a reduction in analog volume, including the discontinuance of certain microfilm business; (2) a decline in data entry volume as a result of completed project work; (3) lower software sales attributable to ongoing development of the Company's proprietary capture product that has delayed the sales cycle; and (4) a decline in other product revenues, partially due to an increase in certain bundled software and service solutions accorded deferred accounting treatment.

     Gross profit. For the three months ended March 31, 2001, gross profit decreased by $1.1 million, or 19.6%, as compared to the corresponding period in 2000. Gross profit percentage dropped from 37.2% to 35.8%. The decline in gross profit percentage was due primarily to lower data entry volume as a result of certain completed project work. This project work during the first quarter of 2000 carried a higher gross profit percentage than the Company's average.

     Selling and administrative expenses. For the three months ended March 31, 2001, S&A expenses decreased by $0.2 million, or 5.2%, as compared to the corresponding period in 2000. This decrease resulted from a decrease of $0.2 million in business unit S&A expenses. Corporate expenses decreased $0.3 million related to an accrual for incentive compensation in 2000 which was entirely offset by a $0.2 million increase in accrued executive severance costs and a $0.1 million increase in other corporate expenses, primarily marketing and personnel costs.

     Interest expense. For the three months ended March 31, 2001, interest expense amounted to $0.5 million, as compared to interest expense of $0.6 million in the corresponding period in 2000. The decrease relates primarily to bank fees paid in 2000 and lower debt levels and interest rates in 2001 versus 2000.

Liquidity and Capital Resources

     As of March 31, 2001 and December 31, 2000, respectively, the Company had cash and cash equivalents of $0.6 million and $2.2 million, and working capital of $0.1 million and $0.2 million. For the three months ended March 31, 2001 net cash used in operating activities amounted to $1.0 million; net cash used in investing activities amounted to $0.2 million; and net cash used in financing activities amounted to $0.5 million.

     Net cash used in operating activities primarily represents earnings before amortization and depreciation which were more than offset by an increase in accounts receivable, payments to vendors, and a reduction in accrued expenses.

     Net cash used in investing activities represents the Company's investments in capital equipment and technology. For the three months ended March 31, 2001, the Company made capital expenditures of $0.2 million, principally production equipment, office equipment, and computer hardware.

     Net cash used in financing activities primarily represents the $0.5 million payment under the New Credit Facility. The funds used to repay borrowings under the New Credit Facility were derived from existing cash reserves.

     On February 15, 2000, the Company completed a $6 million financing transaction involving the sale of convertible subordinated notes (the "Notes") and warrants (the "Investor Warrants") to TDH III, L.P. ("TDH"), Dime Capital Partners, Inc. and Robert E. Drury (the "Investors"). The proceeds of this financing were used to repay $5 million under the previous credit facility, and provide working capital for the Company. Additionally, J.B. Doherty, the managing general partner of TDH, and Mr. Drury, joined the Company's Board of Directors.

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

     On June 12, 2000, the Company closed on a new $14.5 million senior credit facility (the "New Credit Facility") pursuant to the Credit Agreement dated June 9, 2000 (the "Credit Agreement") with Commerce Bank, NA and FirsTrust Bank (together, the "New Banks"). The New Credit Facility consists of a two-year $7.0 million revolving credit line (the "Revolving Credit Line") and a four-year term loan (the "Term Loan").

     Under the Revolving Credit Line, the Company is required to pay interest monthly at the prime rate plus 1.5% (effective rate of 9.0% as of May 4, 2001). The outstanding principal of the Revolving Credit Line is due and payable at the end of term in June 2002. Borrowing availability is based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. As of May 4, 2001, approximately $3.9 million was outstanding and $2.0 million was available under the Revolving Credit Line.

     Under the Term Loan, interest is payable monthly at the prime rate plus 2.0% (effective rate of 9.5% as of May 4, 2001). The outstanding principal amount of the Term Loan was $6.0 million as of May 4, 2001 and is due and payable in consecutive quarterly payments of $500,000 commencing September 30, 2000 until March 31, 2004. The payment due on March 31, 2000 was paid on April 2, 2001, the first business day following the due date, and as such, is not reflected on the consolidated balance sheets. In addition, on an annual basis, the Company is required to reduce the principal amount outstanding under the Term Loan to the extent that EBITDA (as defined in the Credit Agreement), as adjusted, exceeds certain specified levels set forth in the Credit Agreement and upon certain asset sales by the Company.

     The New Credit Facility is secured by substantially all assets of the Company and requires maintenance of various financial and restrictive covenants including minimum levels of EBITDA and net worth.

     On March 30, 2001, the Company entered into an amendment to the New Credit Facility (the "Amendment") (see Exhibits 10.51, 10.52 and 10.53) which reduced the minimum levels of EBITDA required under the restrictive covenants. In addition, the Amendment increased the level of payments under the Term Loan by a minimum of $1,000,000 over the next 12 months. This increase includes a minimum payment of $600,000 on May 30, 2001, $150,000 on each of June 30, 2001 and
September 30, 2001, with the balance split over December 31, 2001 and March 31, 2002.

     During the three months ended March 31, 2001, the Company made $500,000 in net principal repayments under the Term Loan of the New Credit Facility.

     The Company continues to selectively invest in equipment and technology to meet the needs of its operations and to improve its operating efficiency. The Company may also consider selective synergistic in-market acquisitions in the future. The Company believes that its operating cash flow together with the unused portion of the Revolving Credit Line will be sufficient to finance current operating requirements for at least the next twelve months including capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's major market risk exposure is to changing interest rates. The Company has variable-rate debt representing 61.6% of its total long-term debt at March 31, 2001. If interest rates average 25 basis points more in 2001 than they did during 2000, the Company's interest expense would increase. Year-to-date as of May 14, 2001, the prime rate and the Company's interest rates on variable-rate debt have declined 200 basis points. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate long-term debt at December 31, 2000. The Company has limited its interest rate risk by entering into an interest rate cap agreement. The agreement, which matures on June 9, 2002, is for a total notional amount of $6,000,000. In connection with this agreement the Company paid the counterparty a premium of $29,000 on June 9, 2000, and will receive monthly an amount equal to the product of the amount by which the Prime Rate (8.0% at March 31, 2001) exceeds the Cap Rate (11.5%) multiplied by the notional amount. During 2001, the Prime Rate has not exceeded the Cap Rate. Accordingly, the Company has not received any payments under this agreement during 2001.

                          PART II -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

A.  Exhibits:

   10.1   1997 Incentive Plan as Amended and Restated through April 24, 2001.

   10.51 Second Amendment to Credit Agreement dated as of March 30, 2001, by and among ImageMax, Inc., together with its wholly owned direct subsidiary, ImageMax of Delaware, Inc.; and Commerce Bank, N.A. as Agent for the Lenders.

   10.52 Amendment to Term Loan Note dated as of March 30, 2001, by and among ImageMax, Inc., together with its wholly owned subsidiary, ImageMax of Delaware, Inc.; and Commerce Bank, N.A.

   10.53 Amendment to Term Loan Note dated as of March 30, 2001, by and among ImageMax, Inc., together with its wholly owned subsidiary, ImageMax of Delaware, Inc.; and FirsTrust Bank, N.A.

B.  Reports on Form 8-K:

   None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEMAX, INC.

BY: /S/ DAVID C. CARNEY                                         May 15, 2001
    -------------------                                         ------------
David C. Carney                                                     Date
Chairman and Acting Chief Executive Officer

BY: /S/ MARK P. GLASSMAN                                        May 15, 2001
    --------------------                                        ------------
Mark P. Glassman                                                    Date
President and Chief Operating Officer