Form 10-Q
period 2001-06-30
IMAGEMAX INC
filed 2001-08-14
CIK 1046032

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

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


                                (215) 628-3600
                                --------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 10, 2001:

      Common Stock, no par value                          6,732,473
      --------------------------                          ---------
                Class                                  Number of Shares

                        IMAGEMAX, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q

                                                                   Page
                                                                   ----
PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements (Unaudited)

    Consolidated Statements of Operations........................    1

    Consolidated Balance Sheets..................................    2

    Consolidated Statements of Cash Flows........................    3

    Notes to Consolidated Financial Statements...................    4

 Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations..........................    7

 Item 3 - Quantitative and Qualitative Disclosures
    about Market Risk............................................   10

PART II - OTHER INFORMATION

 Item 6 - Exhibits and Reports on Form 8-K.......................   11

SIGNATURES.......................................................   12

                        IMAGEMAX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited, in thousands except per share amounts)


                                          Three Months           Six Months
                                          Ended June 30,       Ended June 30,
                                          --------------       --------------

                                         2001        2000      2001       2000
                                         ----        ----      ----       ----

Revenues:
  Services...........................   $10,822    $13,172   $21,099    $25,293
  Products...........................     2,482      2,831     4,480      5,403
                                        -------    -------   -------    -------

                                         13,304     16,003    25,579     30,696
                                        -------    -------   -------    -------

Cost of revenues:
  Services...........................     6,517      7,834    12,832     15,061
  Products...........................     1,523      1,931     2,668      3,472
  Depreciation.......................       430        464       853        924
                                        -------    -------   -------    -------

                                          8,470     10,229    16,353     19,457
                                        -------    -------   -------    -------

     Gross profit....................     4,834      5,774     9,226     11,239
Selling and administrative expenses..     4,105      4,278     7,910      8,290
Amortization of intangibles..........       513        473     1,011        923
                                        -------    -------   -------    -------

     Operating income................       216      1,023       305      2,026
Interest expense.....................       415        551       875      1,140
                                        -------    -------   -------    -------

Net income (loss)....................   $  (199)   $   472   $  (570)   $   886
                                        =======    =======   =======    =======

Basic and diluted net income (loss)
  per share..........................   $ (0.03)     $0.07   $ (0.09)     $0.13
                                        =======    =======   =======    =======

Shares used in computing basic
  net income (loss) per share........     6,713      6,649     6,700      6,641
                                        =======    =======   =======    =======

Shares used in computing diluted
  net income (loss) per share........     6,713      6,651     6,700      6,643
                                        =======    =======   =======    =======


  The accompanying notes are an integral part of these financial statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands except share amounts)

                                                                             June 30,     December 31,
                                                                               2001           2000
                                                                               ----           ----
                                   ASSETS

Current assets:
 Cash and cash equivalents..............................................     $  1,290       $  2,248
 Accounts receivable, net of allowance for doubtful
    accounts of $527 and $506 as of June 30, 2001 and
    December 31, 2000, respectively.....................................        9,600         10,080
 Inventories............................................................        1,458          1,526
 Prepaid expenses and other.............................................        1,242          1,238
                                                                             --------       --------

    Total current assets................................................       13,590         15,092

Property, plant and equipment, net......................................        3,954          4,374
Intangibles, primarily goodwill, net....................................       41,807         42,689
Other assets............................................................          691            805
                                                                             --------       --------

                                                                             $ 60,042       $ 62,960
                                                                             ========       ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Short-term debt and current portion of long-term debt..................     $  6,461       $  6,431
 Accounts payable.......................................................        3,058          2,332
 Accrued expenses.......................................................        3,427          3,607
 Deferred revenue.......................................................        1,497          2,513
                                                                             --------       --------

    Total current liabilities...........................................       14,443         14,883
Long-term debt..........................................................        3,365          5,365
Subordinated convertible debt, net of discount of $363 and $432, as of
 June 30, 2001 and December 31, 2000, respectively......................        5,637          5,568

Other long-term liabilities.............................................           51             51

Shareholders' equity:
 Preferred stock, no par value, 10,000,000 shares
    authorized, none issued.............................................           --             --
 Common stock, no par value, 40,000,000 shares authorized,
    6,732,473 and 6,686,368 shares issued and outstanding
    as of June 30, 2001 and December 31, 2000, respectively.............       53,478         53,455
 Accumulated deficit....................................................      (16,932)       (16,362)
                                                                             --------       --------

    Total shareholders' equity..........................................       36,546         37,093
                                                                             --------       --------

                                                                             $ 60,042       $ 62,960
                                                                             ========       ========

  The accompanying notes are an integral part of these financial statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                          Six Months
                                                                        Ended June 30,
                                                                        --------------

                                                                       2001         2000
                                                                       ----         ----
Cash flows from operating activities:
 Net income (loss)..............................................     $  (570)     $   886
 Adjustments to reconcile net income (loss) to net cash
    provided by operating activities-
    Depreciation and amortization...............................       1,736        1,847
    Amortization of deferred financing costs....................         128           40
    Amortization of imputed interest............................          69           41
    Changes in operating assets and liabilities-
      Accounts receivable, net..................................         480       (1,043)
      Inventories...............................................          68          468
      Prepaid expenses and other................................          (4)          (6)
      Other assets..............................................          20           --
      Accounts payable..........................................         726         (641)
      Accrued expenses..........................................        (181)        (125)
      Deferred revenue..........................................      (1,016)         296
                                                                     -------      -------

         Net cash provided by operating activities..............       1,456        1,763
                                                                     -------      -------

Cash flows from investing activities:
 Purchases of property and equipment............................        (433)        (383)
                                                                     -------      -------

         Net cash used in investing activities..................        (433)        (383)
                                                                     -------      -------

Cash flows from financing activities:
 Principal payments on debt and capital lease obligations.......      (2,270)         (88)
 Net borrowings (repayments) under line of credit...............         300       (5,942)
 Payment of deferred financing costs............................         (34)        (600)
 Proceeds from issuance of common stock.........................          23           38
 Proceeds of subordinated debt transaction......................          --        6,000
                                                                     -------      -------

         Net cash used in financing activities..................      (1,981)        (592)
                                                                     -------      -------

Net increase (decrease) in cash and cash equivalents............        (958)         788
Cash and cash equivalents, beginning of period..................       2,248        1,719
                                                                     -------      -------

Cash and cash equivalents, end of period........................     $ 1,290      $ 2,507
                                                                     =======      =======

Supplemental disclosures of cash flow information:
 Cash paid for:
    Interest....................................................     $ 1,104      $   984
                                                                     =======      =======

    Income taxes................................................     $   104      $    53
                                                                     =======      =======

  The accompanying notes are an integral part of these financial statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BACKGROUND AND BASIS OF PRESENTATION:

     ImageMax, Inc. ("ImageMax") is a single-source provider of outsourced document management solutions to companies located throughout the United States and concentrated primarily in the health care, financial services and legal services industries. The Company's services include electronic (digital) and micrographic media conversion, data entry and indexing, Internet retrieval and hosting services, document storage (including Internet "web-enabled" document storage and retrieval) and system integration. The Company also sells and supports document management equipment and proprietary as well as third party open architecture imaging and indexing software. The Company has one reportable segment.

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

     The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, unaudited interim financial statements such as those in this report allow certain information and footnotes required by accounting principles generally accepted in the United States for year-end financial statements to be excluded. The Company believes all adjustments necessary for a fair presentation of these interim financial statements have been included and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These interim financial statements should be read in conjunction with the Company's pro forma and historical financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2000.

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

3. LONG-TERM DEBT:

     On June 12, 2000, the Company closed on a $14.5 million senior credit facility (the "Credit Facility") pursuant to the Credit Agreement dated June 9, 2000 (the "Credit Agreement") with Commerce Bank, NA and FirsTrust Bank (together, the "Banks"). The Credit Facility consists of a two-year $7.0 million revolving credit line (the "Revolving Credit Line") and a four-year $7.5 million term loan (the "Term Loan").

     Under the Revolving Credit Line, interest is payable monthly at the prime rate plus 1.5% (effective rate of 8.5% as of June 30, 2001) with principal due and payable in June 2002. Borrowing availability is based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. The obligation of the Banks to make any extension of credit is subject to the satisfaction of Commerce Bank in its sole and absolute discretion of certain conditions precedent on the relevant borrowing or issue date. As of June 30, 2001, approximately $4.2 million was outstanding under the Revolving Credit Line.

     Under the Term Loan, interest is payable monthly at the prime rate plus 2.0% (effective rate of 9.0% as of June 30, 2001) with principal due and payable in consecutive quarterly payments of $500,000 commencing September 30, 2000 until March 31, 2004. In addition, on an annual basis, the Company is required to reduce the principal amount outstanding under the Term Loan to the extent that EBITDA (as defined in the Credit Agreement), as adjusted, exceeds certain specified levels set forth in the Credit Agreement and upon certain asset sales by the Company, if any. As of June 30, 2001, approximately $4.8 million was outstanding under the Term Loan.

     The Credit Facility restricts the payment of dividends and is secured by substantially all assets of the Company and requires maintenance of various financial and restrictive covenants including minimum levels of EBITDA and net worth. The Company also issued warrants to the Banks to purchase an additional 100,000 shares of common stock of the Company (subject to downward adjustment under certain circumstances) at $3.50 per share. The warrants are exercisable beginning one year from the date of issuance. The warrants expire five years from the date of issuance. The Company also paid $242,500 in bank fees to the Banks upon closing.

     In connection with the Credit Facility, the Company entered into an interest rate cap agreement maturing on June 9, 2002, with a total notional amount of $6,000,000. The Company paid the counterparty a premium of $29,000 on June 9, 2000, and will receive monthly an amount equal to the product of the amount by which the Prime Rate (7.0% at June 30, 2001) exceeds the Cap Rate (11.5%) multiplied by the notional amount. During 2001, the Prime Rate has not exceeded the Cap Rate. Accordingly, the Company has not received any payments under this agreement during 2001.

     On March 30, 2001, the Company entered into an amendment to the Credit Facility (the "Amendment") which reduced the minimum levels of EBITDA required under the restrictive covenants. In addition, the Amendment increased the level of payments under the Term Loan by a minimum of $1,000,000 over the next 12 months. This increase includes minimum payments of $600,000 on May 30, 2001, and $150,000 on June 30, 2001, both of which have been made. An additional payment of $150,000 is due on September 30, 2001, with the balance of $100,000 split over December 31, 2001 and March 31, 2002.

     In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to a Company-owned property that houses a business unit operation. The Company received $869,000 in proceeds, net of closing costs, from the transaction. In July 1999, the $869,000 was applied to the balance of the Credit Facility. Interest on the mortgage is the greater of 8.50% or the U.S. Treasury rate plus 375 basis points (9.50% at June 30, 2001). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $7,500.

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

5. INCOME TAXES:

     As of June 30, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6.5 million. The net operating loss carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses for financial and income tax reporting purposes, as well as the nondeductibility of special compensation, acquired research and development charges, losses on the sale of business units and goodwill amortization. As of June 30, 2001, a valuation allowance was established for the Company's tax benefit based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in Statement of Financial Accounting Standards ("SFAS") No. 109.

6. EARNINGS PER SHARE:

     The Company has presented net income (loss) per share pursuant to SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share ("Basic EPS") are computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share ("Diluted EPS") are computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the three and six months ended June 30, 2000, the weighted average number of shares used to compute Diluted EPS includes common stock equivalents. For all other periods presented, common stock equivalents are not included, as their effect is antidilutive and, as such, Basic EPS and Diluted EPS are the same.

7. INTANGIBLE ASSETS:

     The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of intangibles assets should be revised or that the remaining balance of such assets may not be recoverable. When the Company concludes it is necessary to evaluate its long-lived assets, including intangibles, for impairment, the Company will use an estimate of the related undiscounted cash flow as the basis to determine whether impairment has occurred. If such a determination indicates an impairment loss has occurred, the Company will utilize the valuation method, which measures fair value based on the best information available under the circumstances. As of June 30, 2001, the Company believes that no revisions of the remaining useful lives or write-downs of intangible assets are required.

8. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new pronouncements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

     The Company will adopt the new pronouncements effective January 1, 2002, however, the pronouncements are effective for any business combination that is completed after June 30, 2001. The Company is currently evaluating the impact of these pronouncements.

                                PART I - ITEM 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in "Business--Risk Factors" as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and other ImageMax filings with the Securities and Exchange Commission, and risks associated with the results of the continuing operations of ImageMax. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

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

Historical Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

     Total revenues. For the three months ended June 30, 2001, total revenues decreased $2.7 million, or 16.9%, as compared to the corresponding period in 2000. This was due to a product revenue decrease of 12.3% and a service revenue decrease of 17.8%. For the three months ended June 30, 2001, service revenue and product revenue, respectively, comprised 81.3% and 18.7% of total revenues, as compared to 82.3% and 17.7% in the corresponding period in 2000.

     The Company has shifted its focus towards services, particularly conversion services, and has de-emphasized equipment sales in the majority of its markets. The Company believes that the migration towards services, which includes the Company's Internet document repository service, ImageMaxOnline, will result in a higher gross profit percentage, as service revenues generally carry a higher gross profit percentage than equipment revenues. Product revenues have declined and are expected to continue to decline as the Company's focus shifts away from equipment sales. However, the Company's proprietary software sales and third-party software sales by the Company are also classified as product sales and the significant increase in software revenues that the Company experienced during the three months ended June 30, 2001 partially offset lower equipment sales in total product revenues.

     The decline in total revenues was due primarily to: (1) lower equipment revenues related to the shift in the company's focus; (2) lower conversion revenues (principally in three markets, two of which involve sales and management transitions); (3) a decline in data entry volume as a result of completed project work; and (4) lower software sales of the Company's proprietary capture product attributable to ongoing development that has delayed the sales cycle. These declines were partially offset by the recognition of several major third-party software sales by the Company which had been previously deferred in accordance with generally accepted accounting principles. These software sales resulted in a greater percentage of product revenues in the three months ended June 30, 2001 as compared to the corresponding period in 2000, despite lower equipment sales.

     Gross profit. For the three months ended June 30, 2001, gross profit decreased by $0.9 million, or 16.3%, as compared to the corresponding period in 2000. Gross profit percentage increased from 36.1% to 36.3%. The increase in gross profit percentage was due to an increase in pricing, productivity gains and revenues from the sales of third-party software by the Company, offset by lower data entry volume as a result of certain completed project work.

     Selling and administrative expenses. For the three months ended June 30, 2001, S&A expenses decreased by $0.2 million, or 4.0%, as compared to the corresponding period in 2000. This decrease resulted from a decrease of $0.2 million related to an accrual for incentive compensation in 2000.

     Interest expense. For the three months ended June 30, 2001, interest expense amounted to $0.4 million, as compared to interest expense of $0.6 million in the corresponding period in 2000. The decrease relates to lower debt levels and interest rates in 2001 versus 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

     Total revenues. For the six months ended June 30, 2001, total revenues decreased $5.1 million, or 16.7%, as compared to the corresponding period in 2000. This was due to a product revenue decrease of 17.1% and a service revenue decrease of 16.6%. For the six months ended June 30, 2001, service revenue and product revenue, respectively, comprised 82.5% and 17.5% of total revenues, as compared to 82.4% and 17.6% in the corresponding period in 2000.

     The decline in total revenues was due primarily to: (1) lower equipment revenues related to the shift in the company's focus; (2) lower conversion revenues (principally in three markets, two of which involve sales and management transitions); (3) a decline in data entry volume as a result of completed project work; and (4) lower software sales of the Company's proprietary capture product attributable to ongoing development that has delayed the sales cycle. These declines were partially offset by the recognition of several major third-party software sales.

     Gross profit. For the six months ended June 30, 2001, gross profit decreased by $2.0 million, or 17.9%, as compared to the corresponding period in 2000. Gross profit percentage dropped from 36.6% to 36.1%. The decline in gross profit percentage was due primarily to lower data entry volume as a result of certain completed project work, partially offset by a higher level of third-party software sales.

     Selling and administrative expenses. For the six months ended June 30, 2001, S&A expenses decreased by $0.4 million, or 4.6%, as compared to the corresponding period in 2000. This decrease resulted from: (1) a decrease of $0.5 million related to an accrual for incentive compensation in 2000; and (2) a decrease of $0.2 million related to business unit S&A expenses; partially offset by an increase in Corporate expenses of $0.3 million related to accrued executive severance costs and increased marketing and personnel costs.

     Interest expense. For the six months ended June 30, 2001, interest expense amounted to $0.9 million, as compared to interest expense of $1.1 million in the corresponding period in 2000. The decrease relates primarily to bank fees paid in 2000 and lower debt levels and interest rates in 2001 versus 2000.

Liquidity and Capital Resources

     As of June 30, 2001 and December 31, 2000, respectively, the Company had cash and cash equivalents of $1.3 million and $2.2 million, a working capital deficit of $0.9 million as of June 30, 2001 and working capital of $0.2 million as of December 31, 2000. In addition, the Company made $1.8 million in payments on the Term Loan during the period from March 30, 2001 to June 30, 2001, $0.8 million as part of the amendment, and partially funded those payments through a drawdown of $0.3 million on the Company's Revolving Credit Line (see below).
For the six months ended June 30, 2001 net cash provided by operating activities amounted to $1.5 million; net cash used in investing activities amounted to $0.4 million; and net cash used in financing activities amounted to $2.0 million.

     Net cash provided by operating activities primarily represents net income
(loss) before depreciation and amortization. For the six months ended June 30, 2001, improved cash collections and timing of payments to vendors were offset by recognition of third party software sales by the Company.

     Net cash used in investing activities represents the Company's investments in capital equipment and technology. For the six months ended June 30, 2001, the Company made capital expenditures of $0.4 million, principally production equipment, office equipment, and computer hardware.

     Net cash used in financing activities primarily represents the $2.3 million of payments under the Term Loan, partially offset by a $0.3 million drawdown on the Revolving Credit Line (see below). The funds used to repay borrowings under the Term Loan were derived from existing cash reserves, cash provided by operations and the drawdown on the Revolving Credit Line.

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

     On June 12, 2000, the Company closed on a $14.5 million senior credit facility (the "Credit Facility") pursuant to the Credit Agreement dated June 9, 2000 (the "Credit Agreement") with Commerce Bank, NA and FirsTrust Bank (together, the "Banks"). The Credit Facility consists of a two-year $7.0 million revolving credit line (the "Revolving Credit Line") and a four-year term loan (the "Term Loan").

     Under the Revolving Credit Line, the Company is required to pay interest monthly at the prime rate plus 1.5% (effective rate of 8.25% as of August 10, 2001). The outstanding principal of the Revolving Credit Line is due and payable at the end of term in June 2002. Borrowing availability is based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. As of August 10, 2001, approximately $4.2 million was outstanding and $0.7 million was available under the Revolving Credit Line.

     Under the Term Loan, interest is payable monthly at the prime rate plus 2.0% (effective rate of 8.75% as of August 10, 2001). The outstanding principal amount of the Term Loan was $4.8 million as of August 10, 2001 and is due and payable in consecutive quarterly payments of $500,000 commencing September 30, 2000 until March 31, 2004. In addition, on an annual basis, the Company is required to reduce the principal amount outstanding under the Term Loan to the extent that EBITDA (as defined in the Credit Agreement), as adjusted, exceeds certain specified levels set forth in the Credit Agreement and upon certain asset sales by the Company.

     The Credit Facility is secured by substantially all assets of the Company and requires maintenance of various financial and restrictive covenants including minimum levels of EBITDA and net worth.

     On March 30, 2001, the Company entered into an amendment to the Credit Facility (the "Amendment") which reduced the minimum levels of EBITDA required under the restrictive covenants. In addition, the Amendment increased the level of payments under the Term Loan by a minimum of $1,000,000 over the next 12 months. This increase includes minimum payments of $600,000 on May 30, 2001, and $150,000 on June 30, 2001, both of which have been made. An additional payment of $150,000 is due on September 30, 2001, with the balance of $100,000 split over December 31, 2001 and March 31, 2002.

     During the six months ended June 30, 2001, the Company made $2.3 million in net principal repayments under the Term Loan of the Credit Facility.


     The Company continues to selectively invest in equipment and technology to meet the needs of its operations and to improve its operating efficiency. The Company may also consider selective synergistic in-market acquisitions in the future. The Company believes that its cash on hand, cash equivalents and operating cash flow together with the unused portion of the Revolving Credit Line will be sufficient to finance current operating requirements for at least the next twelve months including capital expenditures.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new pronouncements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

     The Company will adopt the new pronouncements effective January 1, 2002, however, the pronouncements are effective for any business combination that is completed after June 30, 2001. The Company is currently evaluating the impact of these pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company's major market risk exposure is to changing interest rates. The Company has variable-rate debt representing 57.7% of its total long-term debt at June 30, 2001. If interest rates average 25 basis points more in 2001 than they did during 2000, the Company's interest expense would increase. Year-to-date as of August 10, 2001, the prime rate and the Company's interest rates on variable-rate debt have declined 275 basis points. The Company has limited its interest rate risk by entering into an interest rate cap agreement. The agreement, which matures on June 9, 2002, is for a total notional amount of $6,000,000. In connection with this agreement the Company paid the counterparty a premium of $29,000 on June 9, 2000, and will receive monthly an amount equal to the product of the amount by which the Prime Rate (7.0% at June 30, 2001) exceeds the Cap Rate (11.5%) multiplied by the notional amount. During 2001, the Prime Rate has not exceeded the Cap Rate. Accordingly, the Company has not received any payments under this agreement during 2001.

                         PART II -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

A. Exhibits:

    3.2    Amended and Restated Bylaws of the Company.

    10.54 Amended and Restated Employment Agreement between the Company and Mark P. Glassman dated as of June 27, 2001.

B. Reports on Form 8-K:

    None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEMAX, INC.


BY: /S/ MARK P. GLASSMAN                             August 14, 2001
    --------------------                             ---------------
Mark P. Glassman                                          Date
Chief Executive Officer

BY: /S/ DAVID B. WALLS                               August 14, 2001
    ------------------                               ---------------
David B. Walls                                            Date
Chief Financial Officer and Principal
Accounting Officer