Form 10-Q
period 2001-09-30
IMAGEMAX INC
filed 2001-11-14
CIK 1046032

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From _________ to _________

                        Commission File Number 0-23077
                              __________________

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

                               Yes  [X]   No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 14, 2001:

      Common Stock, no par value                        6,764,030
      --------------------------                        ---------
              Class                                  Number of Shares

================================================================================

                        IMAGEMAX, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q

                                                               Page
                                                               ----
PART I - FINANCIAL INFORMATION

 Item 1 - Financial Statements (Unaudited)

    Consolidated Statements of Operations....................   1

    Consolidated Balance Sheets..............................   2

    Consolidated Statements of Cash Flows....................   3

    Notes to Consolidated Financial Statements...............   4

 Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations......................   7

 Item 3 - Quantitative and Qualitative Disclosures
    about Market Risk........................................   9

PART II - OTHER INFORMATION

 Item 6 - Exhibits and Reports on Form 8-K...................  11

SIGNATURES...................................................  12

                        IMAGEMAX, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited, in thousands except per share amounts)

                                        Three Months         Nine Months
                                     Ended September 30,  Ended September 30,
                                     -------------------  -------------------

                                        2001       2000       2001       2000
                                        ----       ----       ----       ----
Revenues:
  Services...........................  $ 8,942    $11,914    $30,041    $37,207
  Products...........................    1,671      2,060      6,151      7,463
                                       -------    -------    -------    -------

                                        10,613     13,974     36,192     44,670
                                       -------    -------    -------    -------

Cost of revenues:
  Services...........................    5,385      7,462     18,217     22,523
  Products...........................      990      1,272      3,658      4,744
  Depreciation.......................      430        502      1,283      1,426
                                       -------    -------    -------    -------

                                         6,805      9,236     23,158     28,693
                                       -------    -------    -------    -------

     Gross profit....................    3,808      4,738     13,034     15,977
Selling and administrative expenses..    3,502      3,839     11,412     12,129
Amortization of intangibles..........      506        505      1,517      1,428
                                       -------    -------    -------    -------

     Operating income (loss).........     (200)       394        105      2,420
Interest expense.....................      380        532      1,255      1,672
                                       -------    -------    -------    -------

Net income (loss)....................  $  (580)   $  (138)   $(1,150)   $   748
                                       =======    =======    =======    =======

Basic and diluted net income (loss)
  per share..........................  $ (0.09)   $ (0.02)   $ (0.17)   $  0.11
                                       =======    =======    =======    =======

Shares used in computing basic
  net income (loss) per share........    6,733      6,661      6,711      6,648
                                       =======    =======    =======    =======

Shares used in computing diluted
  net income (loss) per share........    6,733      6,661      6,711      6,652
                                       =======    =======    =======    =======


  The accompanying notes are an integral part of these financial statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (Unaudited, in thousands except share amounts)

                                                                             September 30,      December 31,
                                                                                 2001               2000
                                                                               --------           --------
                                    ASSETS

Current assets:
 Cash and cash equivalents..............................................       $    595           $  2,248
 Accounts receivable, net of allowance for doubtful
    accounts of $496 and $506 as of September 30, 2001 and
    December 31, 2000, respectively.....................................          8,735             10,080
 Inventories............................................................          1,413              1,526
 Prepaid expenses and other.............................................            696              1,238
                                                                               --------           --------

    Total current assets................................................         11,439             15,092

Property, plant and equipment, net......................................          3,802              4,374
Intangibles, primarily goodwill, net....................................         41,367             42,689
Other assets............................................................            632                805
                                                                               --------           --------

                                                                               $ 57,240           $ 62,960
                                                                               ========           ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Short-term debt and current portion of long-term debt..................       $  6,315           $  6,431
 Accounts payable.......................................................          2,792              2,332
 Accrued expenses.......................................................          2,288              3,607
 Deferred revenue.......................................................          1,301              2,513
                                                                               --------           --------

    Total current liabilities...........................................         12,696             14,883
Long-term debt..........................................................          2,897              5,365
Subordinated convertible debt, net of discount of $328 and $432, as of
     September 30, 2001 and December 31, 2000, respectively.............          5,672              5,568
Other long-term liabilities.............................................             --                 51

Shareholders' equity:
 Preferred stock, no par value, 10,000,000 shares authorized,
    none issued.........................................................             --                 --
 Common stock, no par value, 40,000,000 shares authorized,
    6,764,030 and 6,686,368 shares issued and outstanding
    as of September 30, 2001 and December 31, 2000, respectively........         53,487             53,455
 Accumulated deficit....................................................        (17,512)           (16,362)
                                                                               --------           --------

    Total shareholders' equity..........................................         35,975             37,093
                                                                               --------           --------

                                                                               $ 57,240           $ 62,960
                                                                               ========           ========

  The accompanying notes are an integral part of these financial statements.

                        IMAGEMAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                    Nine Months
                                                                Ended September 30,
                                                                -------------------
                                                                2001           2000
                                                              -------         -------
Cash flows from operating activities:
 Net income (loss).........................................   $(1,150)        $   748
 Adjustments to reconcile net income (loss) to net cash
    provided by operating activities-
    Depreciation and amortization..........................     2,606           2,749
    Amortization of deferred financing costs...............       192             105
    Amortization of imputed interest.......................       104              77
    Changes in operating assets and liabilities-
      Accounts receivable, net.............................     1,345            (857)
      Inventories..........................................       113             388
      Prepaid expenses and other...........................       542             318
      Other assets.........................................        15              --
      Accounts payable.....................................       460            (875)
      Accrued expenses.....................................    (1,320)           (633)
      Deferred revenue.....................................    (1,212)            460
      Other long-term liabilities..........................       (51)             --
                                                              -------         -------

         Net cash provided by operating activities.........     1,644           2,480
                                                              -------         -------

Cash flows from investing activities:
 Purchases of property and equipment.......................      (665)           (560)
                                                              -------         -------

         Net cash used in investing activities.............      (665)           (560)
                                                              -------         -------

Cash flows from financing activities:
 Principal payments on debt and capital lease obligations..    (2,930)           (103)
 Net borrowings (repayments) under line of credit..........       300          (7,442)
 Payment of deferred financing costs.......................       (34)           (631)
 Proceeds from issuance of common stock....................        32              53
 Proceeds of subordinated debt transaction.................        --           6,000
                                                              -------         -------

         Net cash used in financing activities.............    (2,632)         (2,123)
                                                              -------         -------

Net decrease in cash and cash equivalents..................    (1,653)           (203)
Cash and cash equivalents, beginning of period.............     2,248           1,719
                                                              -------         -------

Cash and cash equivalents, end of period...................   $   595         $ 1,516
                                                              =======         =======

Supplemental disclosures of cash flow information:
 Cash paid for:
    Interest...............................................   $ 1,282         $ 1,521
                                                              =======         =======

    Income taxes...........................................   $   111         $    85
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

     Under the Revolving Credit Line, interest is payable monthly at the prime rate plus 1.5% (effective rate of 7.5% as of September 30, 2001) with principal due and payable in June 2002. Borrowing availability is based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. The obligation of the Banks to make any extension of credit is subject to the satisfaction of Commerce Bank in its sole and absolute discretion of certain conditions precedent on the relevant borrowing or issue date. As of September 30, 2001, approximately $4.2 million was outstanding under the Revolving Credit Line.

     Under the Term Loan, interest is payable monthly at the prime rate plus 2.0% (effective rate of 8.0% as of September 30, 2001) with principal due and payable in consecutive quarterly payments of $500,000 commencing September 30, 2000 until March 31, 2004. In addition, on an annual basis, the Company is required to reduce the principal amount outstanding under the Term Loan to the extent that EBITDA (as defined in the Credit Agreement), as adjusted, exceeds certain specified levels set forth in the Credit Agreement and upon certain asset sales by the Company, if any. As of September 30, 2001, approximately $4.1 million was outstanding under the Term Loan.

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

     In connection with the Credit Facility, the Company entered into an interest rate cap agreement maturing on June 9, 2002, with a total notional amount of $6,000,000. The Company paid the counterparty a premium of $29,000 on June 9, 2000, and will receive monthly an amount equal to the product of the amount by which the Prime Rate (6.0% at September 30, 2001) exceeds the Cap Rate (11.5%) multiplied by the notional amount. During 2001, the Prime Rate has not exceeded the Cap Rate. Accordingly, the Company has not received any payments under this agreement during 2001.

     On March 30, 2001, the Company entered into an amendment to the Credit Facility (the "Amendment") which reduced the minimum levels of EBITDA required under the restrictive covenants. In addition, the Amendment increased the level of payments under the Term Loan by a minimum of $1,000,000 over the next 12 months. This increase includes minimum payments of $600,000 on May 30, 2001, $150,000 on June 30, 2001, and $150,000 on September 30, 2001, all of which have been made. The balance of $100,000 is to be split over December 31, 2001 and March 31, 2002.

     The Company is in technical default on its senior Credit Facility (relating to EBITDA and net worth covenants) as of September 30, 2001. The Company is in discussions with the Banks for and expected to receive a waiver for September 30, 2001 and to reset its covenants for the periods ending December 31, 2001 and March 31, 2002. The Company has funded all required debt service obligations through September 30, 2001.

     In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to a Company-owned property that houses a business unit operation. The Company received $869,000 in proceeds, net of closing costs, from the transaction. In July 1999, the $869,000 was applied to the balance of the Credit Facility. Interest on the mortgage is the greater of 8.50% or the U.S. Treasury rate plus 375 basis points (9.17% at September 30, 2001). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $7,500.

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

5. INCOME TAXES:

          As of September 30, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $6.5 million.
The net operating loss carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses for financial and income tax reporting purposes, as well as the nondeductibility of stock compensation, acquired research and development charges, losses on the sale of business units and goodwill amortization. As of September 30, 2001, a valuation allowance was established for the Company's tax benefit based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in Statement of Financial Accounting Standards ("SFAS") No. 109.

6. EARNINGS PER SHARE:

     The Company has presented net income (loss) per share pursuant to SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share ("Basic EPS") are computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share ("Diluted EPS") are computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the nine months ended September 30, 2000, the weighted average number of shares used to compute Diluted EPS includes common stock equivalents. For all other periods presented, common stock equivalents are not included, as their effect is antidilutive and, as such, Basic EPS and Diluted EPS are the same.

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

8. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new pronouncements, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

     The Company will adopt the new pronouncements effective January 1, 2002, however, the pronouncements are effective for any business combination that is completed after June 30, 2001. The Company is currently evaluating the impact of these pronouncements.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This statement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the provisions of Accounting Principles Board Opinion 30 Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions that relate to reporting the effects of a disposal of a segment of a business. ImageMax is currently evaluating the impact of adopting SFAS No. 144 on its consolidated financial statements. Implementation of this standard is required no later than January 1, 2002.

9. SUBSEQUENT EVENTS

     On October 18, 2001, the Company completed the sale of a non-strategic box storage unit located in California. Proceeds from the sale were approximately $597,000 with approximately $532,000 paid on October 18, 2001 and $65,000 payable on January 18, 2002.

                                PART I - ITEM 2
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include the Company's strategic plan, ability of the Company to establish customer relationships, customer prospects, new product opportunities, investment in sales, marketing, distribution, personnel, and capital, manage costs, reduction of interest expense, making debt payments, and the Company's future operating results and cash flow as well as those set forth in "Business--Risk Factors" as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and other ImageMax filings with the Securities and Exchange Commission, and risks associated with the results of the continuing operations of ImageMax. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

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

Historical Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

     Total revenues. For the three months ended September 30, 2001, total revenues decreased $3.4 million, or 24.1%, as compared to the corresponding period in 2000. This was due to a service revenue decrease of 24.9% and a product revenue decrease of 18.9%. For the three months ended September 30, 2001, service revenue and product revenue, respectively, comprised 84.3% and 15.7% of total revenues, as compared to 85.3% and 14.7% in the corresponding period in 2000.

     The decline in total revenues was due primarily to: (1) lower conversion services, in particular, analog and data entry in five markets as the Company transitions towards digital based services; (2) lower equipment revenues due to the Company's continuing migration away from equipment sales and towards digital conversion services; and (3) lower software sales of the Company's proprietary capture product (ScanTrax) attributable to ongoing development that has delayed the sales cycle.

     Gross profit. For the three months ended September 30, 2001, gross profit decreased by $0.9 million, or 19.6%, as compared to the corresponding period in 2000. Gross profit percentage increased from 33.9% to 35.9%. The increase in gross profit percentage was due to an increase in pricing and productivity gains.

     Selling and administrative expenses. For the three months ended September 30, 2001, S&A expenses decreased by $0.3 million, or 8.8%, as compared to the corresponding period in 2000. This decrease resulted from cost cutting measures in some units initiated due to a lower level of revenues.

     Interest expense. For the three months ended September 30, 2001, interest expense amounted to $0.4 million, as compared to interest expense of $0.5 million in the corresponding period in 2000. The decrease relates to lower debt levels and interest rates in 2001 versus 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

     Total revenues. For the nine months ended September 30, 2001, total revenues decreased $8.5 million, or 19.0%, as compared to the corresponding period in 2000. This was due to a service revenue decrease of 19.3% and a product revenue decrease of 17.6%. For the nine months ended September 30, 2001, service revenue and product revenue, respectively, comprised 83.0% and 17.0% of total revenues, as compared to 83.3% and 16.7% in the corresponding period in 2000.

     The decline in total revenues was due primarily to: (1) lower conversion services, in particular, analog and data entry in five markets as the Company transitions towards digital based services; (2) lower equipment revenues due to the Company's continuing migration away from equipment sales and towards digital conversion services; and (3) lower software sales of the Company's proprietary capture product (ScanTrax) attributable to ongoing development that has delayed the sales cycle. These declines were partially offset by the recognition of several major third-party software sales.

     Gross profit. For the nine months ended September 30, 2001, gross profit decreased by $2.9 million, or 18.4%, as compared to the corresponding period in 2000. Gross profit percentage increased from 35.8% to 36.0%. The increase in gross profit percentage was due primarily to a higher level of third-party software sales and an increase in pricing and productivity gains, partially offset by lower data entry volume as a result of certain completed project work.

     Selling and administrative expenses. For the nine months ended September 30, 2001, S&A expenses decreased by $0.7 million, or 5.9%, as compared to the corresponding period in 2000. This decrease resulted from: (1) a decrease of $0.6 million related to business unit S&A expenses resulting from cost cutting measures initiated in some units due to a lower level of revenues; and (2) a decrease of $0.4 million related to incentive compensation in 2000; partially offset by an increase in corporate expenses of $0.3 million related to accrued executive severance costs and increased marketing and personnel costs.

     Interest expense. For the nine months ended September 30, 2001, interest expense amounted to $1.3 million, as compared to interest expense of $1.7 million in the corresponding period in 2000. The decrease relates primarily to bank fees in 2000 and lower debt levels and interest rates in 2001 versus 2000.

Liquidity and Capital Resources

     As of September 30, 2001 and December 31, 2000, respectively, the Company had cash and cash equivalents of $0.6 million and $2.2 million, a working capital deficit of $1.3 million as of September 30, 2001 and working capital of $0.2 million as of December 31, 2000. In addition, the Company made $0.7 million in payments on the Term Loan during the period from June 30, 2001 to September 30, 2001, $0.2 million as part of the amendment. For the nine months ended September 30, 2001 net cash provided by operating activities amounted to $1.6 million; net cash used in investing activities amounted to $0.7 million; and net cash used in financing activities amounted to $2.6 million.

     Net cash provided by operating activities primarily represents net income
(loss) before depreciation and amortization. For the nine months ended September 30, 2001, improved cash collections and timing of payments to vendors were offset by reductions in accrued expenses and recognition of deferred third party software sales by the Company.

     Net cash used in investing activities represents the Company's investments in capital equipment and technology. For the nine months ended September 30, 2001, the Company made capital expenditures of $0.7 million, principally production equipment, office equipment, and computer hardware.

     Net cash used in financing activities primarily represents the $2.9 million of payments under the Term Loan, partially offset by a $0.3 million drawdown on the Revolving Credit Line (see below). The funds used to repay borrowings under the Term Loan were derived from existing cash reserves, cash provided by operations and the drawdown on the Revolving Credit Line.

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

     Under the Revolving Credit Line, the Company is required to pay interest monthly at the prime rate plus 1.5% (effective rate of 6.5% as of November 9, 2001). The outstanding principal of the Revolving Credit Line is due and payable at the end of term in June 2002. Borrowing availability is based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. As of November 9, 2001, approximately $4.2 million was outstanding and $1.0 million was available under the Revolving Credit Line.

     Under the Term Loan, interest is payable monthly at the prime rate plus 2.0% (effective rate of 7.0% as of November 9, 2001). The outstanding principal amount of the Term Loan was $4.1 million as of November 9, 2001 and is due and payable in consecutive quarterly payments of $500,000 commencing September 30, 2000 until March 31, 2004. In addition, on an annual basis, the Company is required to reduce the principal amount outstanding under the Term Loan to the extent that EBITDA (as defined in the Credit Agreement), as adjusted, exceeds certain specified levels set forth in the Credit Agreement and upon certain asset sales by the Company.

     The Credit Facility is secured by substantially all assets of the Company and requires maintenance of various financial and restrictive covenants including minimum levels of EBITDA and net worth. The Company is in technical default on its senior Credit Facility (relating to EBITDA and net worth covenants) as of September 30, 2001. The Company is in discussions with the Banks for and expected to receive a waiver for September 30, 2001 and to reset its covenants for the periods ending December 31, 2001 and March 31, 2002. The Company has funded all required debt service obligations through September 30, 2001. In the event the Company is unable to obtain a waiver of the technical default and the Banks exercise remedies under the Credit Agreement, the Company's results of operations and financial condition could be materially and adversely affected.

     On March 30, 2001, the Company entered into an amendment to the Credit Facility (the "Amendment") which reduced the minimum levels of EBITDA required under the restrictive covenants. In addition, the Amendment increased the level of payments under the Term Loan by a minimum of $1,000,000 over the next 12 months. This increase includes minimum payments of $600,000 on May 30, 2001, $150,000 on June 30, 2001, and $150,000 on September 30, 2001, all of which have been made. The balance of $100,000 is to be split over December 31, 2001 and March 31, 2002.

     During the nine months ended September 30, 2001, the Company made $2.9 million in net principal repayments under the Term Loan of the Credit Facility. The Company expects to further reduce senior debt by $1.0 million in the fourth quarter, which includes $0.4 million in proceeds received from the sale of a non-strategic box storage unit in October.

     The Company continues to selectively invest in equipment and technology to meet the needs of its operations and to improve its operating efficiency. The Company may also consider selective synergistic in-market acquisitions in the future. The Company believes that its cash on hand, cash equivalents and operating cash flow together with the unused portion of the Revolving Credit Line will be sufficient to finance current operating requirements for at least the next twelve months including planned capital expenditures.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's major market risk exposure is to changing interest rates. The Company has variable-rate debt representing 55.6% of its total long-term debt at September 30, 2001. If interest rates average 25 basis points more in the next twelve months the Company's interest expense would increase by approximately $21,000 assuming no repayment of our variable rate debt. Year-to-date as of November 9, 2001, the prime rate and the Company's interest rates on variable-rate debt have declined 450 basis points. The Company has limited its interest rate risk by entering into an interest rate cap agreement. The agreement, which matures on June 9, 2002, is for a total notional amount of $6,000,000. In connection with this agreement the Company paid the counterparty a premium of $29,000 on June 9, 2000, and will receive monthly an amount equal to the product of the amount by which the Prime Rate (6.0% at September 30, 2001) exceeds the Cap Rate (11.5%) multiplied by the notional amount. During 2001, the Prime Rate has not exceeded the Cap Rate. Accordingly, the Company has not received any payments under this agreement during 2001.

                         PART II -- OTHER INFORMATION

ITEM 5. Other Information

   On October 26, 2001 Mark Glassman resigned from Class III of the board of directors and was appointed to Class II of the board of directors.

ITEM 6. Exhibits and Reports on Form 8-K

A.  Exhibits:

     None.

B.  Reports on Form 8-K:

     The Company filed a Form 8-K on October 26, 2001 reporting the resignation of Andrew R. Bacas from the board of directors of the registrant.

     The Company filed a Form 8-K on November 7, 2001 reporting financial results for the third quarter ended September 30, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEMAX, INC.

BY: /S/ MARK P. GLASSMAN                                    November 14, 2001
    --------------------                                    -----------------
Mark P. Glassman                                                  Date
Chief Executive Officer

BY: /S/ DAVID B. WALLS                                      November 14, 2001
    ------------------                                      -----------------
David B. Walls                                                    Date
Chief Financial Officer and Principal Accounting Officer