Form 10-Q/A
period 2001-09-30
IMAGEMAX INC
filed 2001-11-15
CIK 1046032

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q/A

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


     The Company is in technical default on its senior Credit Facility (relating to EBITDA and net worth covenants) as of September 30, 2001. The Company is in discussions with the Banks for and expects to receive a waiver for September 30, 2001 and to reset its covenants for the periods ending December 31, 2001 and March 31, 2002. The Company has funded all required debt service obligations through September 30, 2001.


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

     The Credit Facility is secured by substantially all assets of the Company and requires maintenance of various financial and restrictive covenants including minimum levels of EBITDA and net worth. The Company is in technical default on its senior Credit Facility (relating to EBITDA and net worth covenants) as of September 30, 2001. The Company is in discussions with the Banks for a waiver for September 30, 2001 and to reset its covenants for the periods ending December 31, 2001 and March 31, 2002. The Company has funded all required debt service obligations through September 30, 2001. In the event the Company is unable to obtain a waiver of the technical default and the Banks exercise remedies under the Credit Agreement, the Company's results of operations and financial condition could be materially and adversely affected.

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