Form 10-K
period 2001-12-31
IMAGEMAX INC
filed 2002-04-15
CIK 1046032

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001


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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No _____.
                                              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,494,531 as of April 9, 2002. On April 9, 2002 the Registrant had outstanding 6,793,323 shares of Common Stock, no par value.

TABLE OF CONTENTS

ITEM                                                                                        PAGE
----                                                                                        ----
PART I.....................................................................................    1
        Item 1.    Business................................................................    1
        Item 2.    Properties..............................................................   11
        Item 3.    Legal Proceedings.......................................................   12
        Item 4.    Submission of Matters to a Vote of Security Holders.....................   12

PART II....................................................................................   14
        Item 5.    Market for Registrant's Common Equity and Related
                   Shareholder Matters ....................................................   14
        Item 6.    Selected Consolidated Financial Data....................................   15
        Item 7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................................   17
        Item 7(a). Quantitative and Qualitative Disclosures about Market Risk..............   23
        Item 8.    Financial Statements and Supplementary Data.............................   24
        Item 9.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.....................................   24

PART III...................................................................................   25
        Item 10.   Directors and Executive Officers of Registrant..........................   25
        Item 11.   Executive Compensation..................................................   25
        Item 12.   Security Ownership of Certain Beneficial Owners and
                   Management..............................................................   28
        Item 13.   Certain Relationships and Related Transactions..........................   32

PART IV....................................................................................   32
        Item 14.   Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K.............................................................   32

                                    PART I
ITEM 1. BUSINESS

ImageMax, Inc. ("the Company") was founded in November 1996. The Company is a single-source provider of outsourced document management solutions to U.S. companies and concentrated primarily in the health care, financial services, engineering and legal services industries. The Company's services include electronic (digital) and micrographic media conversion, data entry and indexing, Internet retrieval and hosting services, document storage (including Internet "web-enabled" document storage and retrieval) and system integration. The Company also sells and supports document management equipment and proprietary, as well as third party open architecture imaging and indexing software. The Company has one reportable segment.

For the year ended December 31, 2001 the Company reported a net loss of $9.4 million or $1.40 per share. The loss includes a restructuring charge of $5.9 million. The restructuring charge is attributable to closing the Dayton, OH, Lincoln, NE and Portland, OR production facilities. The restructuring charge included non-cash goodwill write-offs of $5.4 million, severance costs of $0.1 million and facility costs of $0.4 million and is expected to result in $0.7 million of annual cash flow through reductions in personnel and facilities costs. These actions are consistent with the Company's strategy to improve ongoing operating results, optimize its operating capacity and fund entry into the Los Angeles market in 2002.

In addition, the Company recorded an operating charge of $1.1 million in 2001, primarily related to the closed production facilities, asset write-offs and development costs related to its ScanTrax(TM) capture software.

The net loss excluding the restructuring and operating charges was $2.4 million or $0.36 per share.

As of April 9, 2002, the Company operated from 25 facilities covering 14 states, employed approximately 700 people and provided services and products to several thousand clients from 15 production facilities that provide full-scale operational capabilities.

The Company's strategy is to work with clients to develop the best solution to their document management needs, including solutions involving both outsourced and in-house document capture, conversion, storage and retrieval. The Company believes that a majority of current document management industry revenue is derived from the management of film and paper media. Advances in digital and Internet based services and other technologies continue to provide organizations with increasingly attractive document management options and accordingly, the Company believes the most successful service providers are those that can offer a complete spectrum of document management services and products encompassing solution design and expertise in the management of digital, film and paper media. The Company has targeted a broad array of services and products, as well as technical and vertical market expertise, in order to create a platform from which it can become a leading national, single-source option for clients with intensive document management needs.

MARKET AND INDUSTRY OVERVIEW

Document management businesses provide services and products to capture, convert, index, store and retrieve documents, whether such documents exist on paper, microfilm or digital media. According to a report made publicly available in 2000 by the Association for Information and Image Management International ("AIIM") entitled "State of the Document Technologies Industry: 1997-2003," the compound annual growth rate for the document management industry through 2003 is expected to be approximately 26% and result in a market of $41.6 billion by 2003. Expected near-term growth rates after 2003 are approximately 16%. The Company believes that there is a large untapped component of the service market not contained in the AIIM data because most document management services for large organizations are still performed in-house.

The Company believes that the continued growth of the document management industry is driven by such principal factors as: (a) improvement of digital technology (i.e., CD-ROM, computer networking, Internet retrieval and image-enabled software applications) which has dramatically reduced the cost of imaging, storing, indexing and retrieving documents while improving users' ability to manage documents more efficiently;
(b) greater focus by many organizations, especially those in document-intensive industries such as health care, financial services and engineering, on document management processes and systems as part of a wider effort to manage their information more efficiently in order to improve productivity, competitiveness and client service; (c) organizations' need to manage the ever increasing volume of information facilitated by document-generating technologies such as facsimile, high-speed printing, the Internet and computer networking; (d) increased outsourcing of document management services which allows organizations to focus on core competencies and revenue generating activities, reduce fixed costs, and gain access to new technologies without the risk and expense of near-term obsolescence; and (e) increased focus on disaster recovery in light of the events of September 11, 2001.

The Company is a national service provider in a highly fragmented industry. More than 2,000 companies serve the document management needs of industry and government, with a majority of these companies generating annual revenues of less than $10 million. Many of the small businesses with which the Company competes presently lack the capital for expansion, cannot keep abreast of rapidly changing technologies, are unable to effectively manage large complex projects, have not developed marketing and sales programs and do not have the volume buying power needed to negotiate favorable supply contracts. The continuing migration from paper and film to digital media has broken down many geographic barriers to the provision of document management services and has increased client demands for integrated operations. The Company believes that its broad capabilities will provide an increasing competitive advantage.

BUSINESS STRATEGY

The Company's goal is to serve as a leading national provider of outsourced document management solutions. The Company believes that customer and business trends indicate (i) a movement towards outsourcing, which allows companies to focus on core competencies; (ii) demand for value-added digital conversion services, whereby imaging is becoming part of the business process rather than paper replacement; and (iii) increased focus on disaster recovery in light of the events of September 11, 2001. In addition, the Company believes consulting organizations, document management providers and technology firms are increasingly pursuing service company partnerships to provide conversion capabilities for their customers that augment the outsourcing model.

In serving its customers and in developing its strategic and business goals, the Company has shifted its focus to digital conversion and related service offerings in order to meet the changing demands of the marketplace. This shift is designed to address specific customer needs, such as: (i) the replacement of microfilm with digital imaging; (ii) the transition of in-house document management operations to an outsourced approach; (iii) on-line access of digital documents via Internet web-enabled document storage and retrieval such as ImageMaxOnline; and (iv) the continued support of product-based offerings, such as software and equipment. The formation of strategic partnerships with, for example, document management providers, integrators, technology firms, and software providers, is an element of the Company's strategy to leverage its capabilities and provide superior service to customers.

While streamlining operations and implementing a new organization structure, the Company continues to enhance its sales, marketing, and technical capabilities and will continue to improve the skill base of its sales force through such tools as an on-line application database, specialized training programs, and a hiring program emphasizing digital imaging. These activities are managed through the position of EVP - Sales and Marketing and include web and intranet initiatives, collateral and sales aids, trade shows and seminars, and a telemarketing campaign

In pursuing its strategic and business goals, the Company has focused its efforts organizationally on integrating operations and building a management structure that supports a regionally-based sales and service organization. These efforts to date have included the consolidation of operations in several markets, the reassignment of former managers, sales force investments, the alignment of production facilities into three regions (East, Central, and West) along geographic/vertical market lines, and the establishment of a formal organization structure that facilitates an integrated national approach. The Company has begun to realize the benefits of this structure through improved coordination of sales activities, production capabilities, and technical skills in the fulfillment of customer requirements.

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

Digital Imaging. The Company's digital imaging services involve the conversion
---------------
of paper or microfilm documents into digital format through the use of optical scanners and the conversion of computer output to digital images. Once converted, digital images can be returned for client use on a CD-ROM or optical disk or stored by the Company via its web-enabled hosting site ImageMaxOnline for subsequent retrieval and distribution. The Company believes that digital imaging is becoming the preferred format of storage for many organizations due to benefits such as high-speed retrieval, and the ability to support and distribute digital images directly to the desktop of multiple workers in multiple locations at any time.

Micrographics. The Company performs micrographic services, including the
-------------
conversion of paper documents into microfilm images, the indexing of film for computer-aided retrieval systems and computer output to microfilm ("COM"). Micrographic media are selected as an alternative to paper or digital media for one or more of the following reasons: (i) film archives are more accessible, longer-lived and less expensive to store than paper; (ii) film is eye-readable and not subject to technological obsolescence; (iii) converting paper to film is currently more cost-effective than scanning paper for most documents where ease of accessibility is not needed; and (iv) there is a large base of organizations with existing film archives and reader-printer equipment.

Data Entry and Indexing. The creation of index files for the rapid retrieval of
-----------------------
images is a critical part of most value-added document management solutions. The Company provides specialized indexing services to a variety of clients for both film and digital-format documents. These labor-intensive services are often contracted for outside the U.S. as a means to utilize qualified personnel at generally lower cost than is available domestically.

         STORAGE AND RETRIEVAL SERVICES

Film and Paper Storage and Retrieval. The Company manages the archiving of
------------------------------------
client documents, including processing (i.e., indexing and formatting), storage, retrieval, delivery and return to storage of documents within a rapid time frame. Typical archival documents include medical and legal case files, business records and financial transaction documents. Service fees generally include billing for storage space, plus activity charges for retrieval, delivery and return to storage, and ultimately for document destruction.

Products

The Company develops proprietary, open-architecture software products which support electronic imaging and indexing services. In addition, the Company sells and supports third-party software and offers a wide range of digital imaging, scanning and viewing hardware, micrographic reader-printers, micrographic film and supplies and other equipment.

     SOFTWARE

The Company develops, markets and supports a suite of proprietary open-architecture software products that support and enhance the scanning, indexing and retrieval of digital images for its own use and for sale to other document management companies and end-users. Versions of these software products can be run on Microsoft Windows-equipped networks or personal computers, and simplify the process of scanning, indexing and retrieving electronic images of documents. One of the Company's products, called ScanTrax(TM), was initially developed for use by document management companies in their digital conversion operations. Other Company products, such as FileTrax(R), were developed for marketing to end-users. The Company has also developed and markets a high-end scanning and viewing software package for the aperture card market called ImageMax ES. This product is utilized by both service companies and end-users to convert and index micrographic images of large format documents (in the form of 35-millimeter aperture cards) into digital images.

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

     HARDWARE AND OTHER EQUIPMENT

The Company maintains broker or dealer relationships with a number of document management equipment suppliers, including Bell & Howell, Kodak, Minolta and Xerox. These relationships allow the Company to provide clients with the latest micrographic and digital image viewing, printing and conversion equipment. Several production facilities provide extensive field maintenance and repair services for the equipment they sell. Various production facilities have specialized technical hardware and systems integration expertise that is shared across the Company's operations. The Company also provides to its clients a wide range of micrographic film products, digital media and other graphic supplies. The Company has achieved certain purchasing efficiencies with film suppliers and believes that it is an attractive dealer to equipment manufacturers seeking to achieve broad geographic coverage with a single company.

CLIENTS AND KEY MARKETS

The Company has a broad base of clients and no single client accounted for more than 5% of consolidated revenues for the years ended December 31, 2001, 2000 or 1999. The Company's customers are not concentrated in any specific geographic area, but are concentrated primarily in the health care, financial services, engineering, and legal services industries, as well as certain other vertical markets.

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

The Legal Services Market: consists of law firm litigation projects.

Other Vertical Markets: retail and government entities.

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

SALES AND MARKETING

Most sales efforts are conducted in major metropolitan markets by the Company's 50-person sales force. The Company believes that a strategy of pursuing new accounts actively, in addition to competing for existing outsourced business (including conversion of existing accounts from film to digital media), will enable it to increase its market position. The Company also employs methods such as seminar selling, telemarketing, and Internet marketing.

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

The Company has developed an Internet Application Service Provider ("ASP") strategy to provide comprehensive imaging solutions including image search and retrieval, computer output to laser disk ("COLD"), workflow, and electronic document management systems to the marketplace. During 2001, the Company continued refining ImageMaxOnline, its ASP-based offering, with the goal of shortening the sales cycle and providing customer benefits in the form of reduced capital, technology, and infrastructure risks typically associated with in-house systems. The Company believes that ImageMaxOnline facilitates involvement in new opportunities that occur earlier in the document life cycle and generate both recurring hosting-related revenues along with pull-through conversion business. In executing its Internet ASP strategy, the Company utilizes a combination of internal and external resources that best serve customers, including third-party arrangements with software and technology firms.

COMPETITION

The document management services industry is highly competitive, with a significant source of competition being the in-house document management capability of the Company's target client base. Additionally, the Company competes with local or regional, independent document management companies. The Company's competitors include Affiliated Computer Services, Inc., Anacomp Inc., IKON Office Solutions, Iron Mountain Incorporated, Lason, Inc. and SourceCorp (formerly F.Y.I. Incorporated). These competitors are larger than the Company, have greater financial and other resources and/or operate in broader geographic areas than the Company. Additionally, other potential competitors may choose to enter the Company's areas of operation in the future. As a result of this competitive environment, the Company may lose clients or have difficulty in acquiring new clients and its revenues and margins may be adversely affected.

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

INTELLECTUAL PROPERTY

The Company regards the ImageMax name, its software products, information and know-how as proprietary and relies primarily on a combination of trademarks, copyrights, trade secrets and confidentiality agreements to protect its proprietary rights. The Company's business is not materially dependent on any patents and it does not believe that any of its other proprietary rights are of any material value. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to obtain and use information that the Company regards as proprietary, and policing unauthorized use of the Company's proprietary information may be difficult. Litigation may be necessary for the

Company to protect its proprietary information and could result in substantial cost to, and diversion of efforts by, the Company.

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

EMPLOYEES

As of December 31, 2001, the Company had approximately 700 employees, approximately 110 of whom were employed primarily in management and administration. None of the Company's employees are subject to a collective bargaining agreement, and the Company considers its relations with its employees to be good.

                                 RISK FACTORS

You should carefully consider the following risks and uncertainties when reading this Annual Report on Form 10-K. If any of the events described below actually occur, the Company's business, financial condition or results of operations could be materially adversely affected. Additional risks that the Company does not know of or that the Company currently thinks are immaterial may also impair the Company's operations.

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

THE COMPANY HAS A HISTORY OF OPERATING LOSSES

The company has incurred significant operating losses since its inception and has accumulated a deficit of approximately $25.8 million as of December 31, 2001. There can be no assurance the Company will be able to operate profitably in the near future.

For the year ended December 31, 2001 the Company reported a net loss of $9.4 million or $1.40 per share. The loss includes a restructuring charge of $5.9 million. The restructuring charge is attributable to closing the Dayton, OH, Lincoln, NE and Portland, OR production facilities. The restructuring charge included non-cash goodwill write-offs of $5.4 million, severance costs of $0.1 million and facility costs of $0.4 million and is expected to result in $0.7 million of annual cash flow through reductions in personnel and facilities costs.

In addition, the Company recorded an operating charge of $1.1 million in 2001, primarily related to the closed production facilities, asset write-offs and development costs related to its ScanTrax(TM) capture software.

See Note 2 to the Consolidated Financial Statements for further discussion of the Company's ability to continue as a going concern.

FAILURE TO MEET THE COMPANY'S OBLIGATIONS TO ITS DEBT HOLDERS COULD ADVERSELY AFFECT THE COMPANY'S OPERATIONS

On April 11, 2002, the Company entered into a commitment letter to restructure its senior bank credit facility and subordinated debt agreements pursuant to a technical default under its previous credit agreement with Commerce Bank N.A. and FirsTrust Bank ("the senior lenders") and a payment default under its subordinated debt agreement with TDH III L.P., Dime Capital Partners, Inc. and Robert E. Drury (collectively the "Sub-Debt Holders"). A default under these new agreements, such as the failure to make required principal and interest payments could result in the senior lenders and Sub-Debt Holders demanding repayment of all outstanding amounts, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

THE RESTRUCTURING OF THE COMPANY'S AGREEMENT WITH ITS SUBORDINATED DEBT HOLDERS COULD BE DILUTIVE TO EXISTING SHAREHOLDERS AND UPON DEFAULT COULD RESULT IN A CHANGE IN CONTROL OF THE COMPANY

In order for the Company to enter into the commitment letter with its senior lenders to restructure the senior debt, the Company's Sub-Debt Holders had to commit to forego payments of interest until February 15, 2004. As consideration for such forbearance of interest, the Company and the Sub-Debt Holders have entered into a commitment letter to restructure the subordinated debt agreements. Under the terms of the restructuring, the Sub-Debt Holders will receive new convertible subordinated notes (the "New Notes") that will replace the existing notes purchased by the Sub-Debt Holders on February 15, 2000. $1.9 million of the principal amount of the New Notes will be voluntarily convertible into the Company's Common Stock, no par value, at a reduced price of $0.40 per share. Such a conversion would result in the Sub-Debt Holders obtaining approximately 4.8 million shares of the Company's Common Stock. If the New
Notes are converted, the issuance of these additional shares could result in substantial dilution to the Company's existing shareholders'.

Additionally, the terms of this commitment provides that if the Company fails to repay the entire principal amount of the New Notes, plus accrued interest, by February 15, 2004 (which may be extended to February 15, 2005 under certain limited circumstances), a new warrant issued to the Sub-Debt Holders will become exercisable for a period of two years (the "Additional Warrants"). The Additional Warrants would permit the Sub-Debt Holders to purchase up to an aggregate of 8.2 million shares of the Company's Common Stock at a price per share equal to the lower of (i) $0.25 or (ii) 80% of the then market price of the Company's Common Stock. In such an event, the Sub-Debt Holders would have a controlling interest in the Company. This control may adversely affect the trading price for the Company's Common Stock and would have the ability to exert substantial influence over the Company's business and affairs and all matters requiring approval by the Company's shareholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of the Company's assets.

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

The market price for the Common Stock has been highly volatile. This volatility may adversely affect the price of the Common Stock in the future. Prices for the Common Stock will be determined by the marketplace and may be influenced by many factors, including:

     . the depth and liquidity of the trading market;
     . investor perception of the Company;
     . the general economic and market conditions and trends;
     . the Company's financial results;
     . quarterly variations in the Company's financial results;
     . changes in earnings estimates by analysts and reported earnings that vary from such estimates;
     . press releases by the Company or others; and . developments affecting the Company or its industry.

The stock market has, on occasion, experienced extreme price and volume fluctuations which have often been unrelated to the operating performance of the affected companies and may adversely affect the price of the Common Stock.

SIGNIFICANT AMOUNTS OF ACQUIRED GOODWILL COULD POTENTIALLY REDUCE FUTURE NET INCOME

As of December 31, 2001, $35.2 million, or 72.6%, of the Company's total assets represented intangible assets arising from its acquisitions, of which $34.8 million was goodwill and $0.4 million was acquired developed technology. Goodwill is an intangible asset that represents the difference between the total purchase price of these acquisitions and the amount of the purchase price allocated to the fair value of the net assets acquired. In addition, as was the case when the Company sold and closed locations in 2001, 1999, and 1998, if the Company sells or liquidates its assets, the Company cannot be sure that the value of these intangible assets would be recovered. The Company cannot be certain that it will be able to fully realize these intangible assets over their amortization periods.

Effective January 1, 2002, the Company adopted the Financial Accounting Standards Board's ("FASB") SFAS No. 142, "Goodwill and Other Intangibles." FASB 142 concluded that purchased goodwill will not be amortized but will be reviewed for impairment when certain events indicate that the goodwill of a reporting unit (as defined under SFAS No. 131, "Disclosures about Segments of Enterprise and Related Information") is impaired. The impairment test will use a fair-value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired.

As of January 1, 2002, all goodwill and indefinite-lived intangible assets must be tested for impairment and a transition adjustment will be recognized. Management has not yet determined the exact amount of goodwill impairment under these new standards, but believes the non-cash cumulative effect charge to equity will be approximately $6.0 to $8.0 million and recognized in the second quarter of 2002. Amortization of goodwill will cease as of January 1, 2002, and, thereafter, all goodwill and any indefinite-lived intangible assets must be tested at least annually for impairment. The effect of the non-amortization provisions on 2002 operations cannot be forecast, but if these rules had applied to goodwill in 2001, management believes that full-year 2001 net income would have increased by approximately $1.8 million or $0.27 per share.

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

THE COMPANY OPERATES IN A HIGHLY COMPETITIVE INDUSTRY

The Company operates in a highly competitive environment. The document management services industry is highly fragmented and has relatively low barriers to entry. A significant source of competition comes from the in-house document handling capability of businesses within the Company's target markets. These businesses may not increasingly outsource their document management requirements and other businesses may develop capabilities to keep in-house many of the document management services they currently outsource. In addition, certain of the Company's competitors are larger than the Company, have greater financial and other resources and/or operate in broader geographic areas than the Company. Also, other companies may choose to enter the document management services industry in the future. Further, if the Company enters new geographic areas, it will likely encounter significant competition from established competitors in each of these new areas. As a result of this competitive environment, the Company may lose clients or have difficulty in acquiring new clients, and its business, financial condition and results of operations may be adversely affected.

THE COMPANY MUST BE ABLE TO ATTRACT AND RETAIN KEY MANAGEMENT AND OTHER
PERSONNEL

The Company's operations depend on the performance of its executive management team, the senior management of its regional teams and the quality and effectiveness of its sales force and software developers. If any of the executive management team or senior management of the regional teams is unable or unwilling to continue in their present roles, or if the Company is unable to attract and retain other skilled employees, including salespersons and software developers, the Company's business, financial condition and results of operations could be materially and adversely affected.

The Company's future success and growth plans depend on its ability to attract, train and retain personnel in all areas of its business. There is strong competition for qualified personnel in the document management services industry and in many of the geographic markets in which the Company competes. Increases in the minimum wage at the federal or state level could materially adversely affect the Company's business, financial condition and results of operations. In addition, individual states have increased or may increase their minimum wage above the federal minimum.

THE COMPANY DEPENDS ON SELECTED MARKETS FOR ITS REVENUES

The Company derives its revenues primarily from its target markets, including the health care, financial services, legal services and engineering industries. Fundamental changes in the business practices of any of these markets, whether due to regulatory, technological or other developments, could cause a material reduction in demand by these clients for the services offered by the Company. Any such reduction in demand may have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY'S QUARTERLY RESULTS OF OPERATIONS MAY FLUCTUATE

The Company's results of operations may fluctuate in any given year, and from quarter to quarter. Factors that may cause material fluctuations in quarterly results of operations include:

               . the gain or loss of significant clients;
               . increases or reductions in the scope of services performed for significant clients;
               . the timing or completion of significant projects;
               . the relative mix of higher and lower margin projects;
               . changes in pricing strategies, capital expenditures and other costs relating to the expansion of operations;
               . the hiring or loss of personnel;
               . the timing and structure of acquisitions or dispositions;
               . the timing and magnitude of costs related to acquisitions or dispositions; and
               . other factors that may be outside of the Company's control.

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

THE COMPANY MAY INCUR LIABILITY FOR BREACH OF CONFIDENTIALITY

A substantial portion of the Company's business involves the handling of documents containing confidential and other sensitive information. The Company's unauthorized disclosures of this type of information could damage the Company's reputation, expose the Company to liability, and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PUBLIC SECTOR MARKET AND CONTRACTING RISKS

Though a modest portion of the Company's present business involves public sector contracts, the Company anticipates growth in the portion of this business through contracts with local, state and federal government agencies, however, business with governmental agencies may be easily terminated or lost because public sector contracts generally:

               . are subject to detailed regulatory requirements;
               . are subject to public policies and funding priorities;
               . may be conditioned upon the continuing availability of public funds,
               . are subject to certain pricing constraints; and . may be terminated for a variety of factors, including when it is in the best interests of the particular governmental agency.

Loss or termination of significant public sector contracts due to any of these factors or others unique to contracts with governmental entities may have a material adverse effect on the Company's future business, financial condition and results of operations.

SECURITY PROBLEMS WITH THE INTERNET MAY INHIBIT THE DEVELOPMENT OF THE COMPANY'S INTERNET APPLICATION SERVICE STRATEGY

The secure transmission and placement of confidential information over the Internet is essential to the success of the Company's recent introduction of an Internet ASP strategy. This strategy focuses on placing customer data on a secure web site and enabling customers to access this data via the Internet. Substantial security breaches on this system or other Internet-based systems could significantly harm this aspect of the Company's business. Someone who is able to circumvent the security systems could obtain access to the otherwise confidential information of the Company's clients. Security breaches also could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability. The Company has invested funds to protect against security breaches and their consequences and may incur additional expense to remedy any security breaches if they occur. The Company's insurance policies may not be adequate to reimburse the Company for losses caused by security breaches. There can be no guarantee that these security measures will prevent security breaches. Customers generally are concerned with security and privacy on the Internet and any publicized security problems could inhibit the growth of the Internet and, therefore, the Company's ASP service ImageMaxOnline.

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

ITEM 2.  PROPERTIES

The Company's headquarters offices are in Fort Washington, Pennsylvania occupying 3,494 square feet maintained under a lease expiring in August 2002. As of December 31, 2001, the Company conducted operations through one mortgaged property and 25 other leased facilities in 14 states containing, in the aggregate, approximately 370,100 square feet. The Company's principal facilities are summarized in the following table (alphabetized by state):

                                 APPROXIMATE
LOCATION                       SQUARE FOOTAGE                    PRINCIPAL USE(S)
--------                       --------------                    ----------------
Tempe, AZ                            8,800          Document management operations, offices
Hayward, CA                          3,000          Document management operations, offices
Sacramento, CA                      12,000          Document management operations
Chesterton, IN*                     41,000          Offices, document management operations
Chesterton, IN                      11,000          Warehouse
Indianapolis, IN                       300          Offices
Valparaiso, IN                      28,000          Warehouse
Monroe, LA                          65,000          Retail, document management operations, offices
Bossier City, LA                     4,000          Offices
Stoughton, MA                       47,000          Document management operations, offices
Saginaw, MI                         20,000          Document management operations, offices
Minnetonka, MN                       7,000          Document management operations, offices
Lincoln, NE **                       6,800          Document management operations, offices
Lincoln, NE **                       9,600          Warehouse
Syracuse, NY                         1,200          Warehouse
Syracuse, NY                         9,000          Document management operations, offices
Valhalla, NY                         7,000          Document management operations, offices
Dayton, OH **                       12,500          Document management operations, offices
Portland, OR **                     13,500          Document management operations, offices
Philadelphia, PA                     2,000          Document management operations, offices
Dallas, TX                          15,000          Document management operations, offices
Houston, TX                         20,000          Document management operations, offices
Houston, TX                          3,600          Document management operations, offices
Forest, VA                          21,500          Document management operations, offices
Richmond, VA                         1,300          Offices

* Mortgaged property
** Facilities shut down in first quarter of 2002

In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to the Chesterton facility which is mortgaged by the Company. The Company received $869,000 in proceeds, net of closing costs, from the transaction. Interest on the loan is at the greater of 8.50% or the U.S. Treasury rate plus 375 basis points (9% at March 31, 2002). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $10,000. At March 31, 2002 the Company owed $872,000 on the mortgage.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on November 8, 2001. David
C. Carney and Robert E. Drury, the director nominees set forth in the Notice of Annual Meeting, were elected to serve as directors. The following table gives the details of the votes cast for each director nominee:

    Nominee                Votes For                Votes Abstained
    -------                ---------                ---------------
David C. Carney            4,738,444                    538,237
Robert E. Drury            4,772,215                    504,466

J.B. Doherty did not stand for election as his term expires in 2002. Mark P. Glassman, Rex Lamb and H. Craig Lewis also did not stand for election as their terms expire in 2003.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock formerly traded on the Nasdaq National Market under the symbol "IMAG" and presently trades on the OTC Bulletin Board under the symbol IMAG.OB. Shares of the Company's Common Stock were first traded publicly on December 4, 1997. The following table sets forth, for the periods indicated, the high and low bid prices per share of the Common Stock, as reported on the Nasdaq National Market or the OTC Bulletin Board, as applicable, for the two most recent fiscal years of the Company.



                                                              HIGH        LOW
                                                              ----        ---

2000 First Quarter........................................   $2.06       $1.25
2000 Second Quarter.......................................   $1.81       $1.38
2000 Third Quarter........................................   $2.75       $1.19
2000 Fourth Quarter.......................................   $1.63       $0.63
2001 First Quarter........................................   $0.94       $0.56
2001 Second Quarter.......................................   $0.76       $0.41
2001 Third Quarter........................................   $0.64       $0.31
2001 Fourth Quarter.......................................   $0.37       $0.12
2002 First Quarter........................................   $0.45       $0.20

On April 9, 2002, the closing bid price for a share of Common Stock as reported by the OTC Bulletin Board was $0.22 and the number of record holders including the number of individual participants in security position listings of the Common Stock was approximately 1,100. The over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

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

STATEMENT OF OPERATIONS DATA:

                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                              2001           2000          1999          1998               1997
                                                              ----           ----          ----          ----               ----
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.................................................   $46,230        $58,098       $60,223       $64,576            $3,111
Gross profit ............................................    16,383         20,301        20,959        19,172               890
Operating income (loss)..................................    (7,753)         2,631         1,360        (6,298)           (7,531)
Net income (loss)........................................    (9,440)           402          (771)       (8,431)           (7,539)
Basic and diluted net income (loss) per share............   $ (1.40)       $  0.06       $ (0.12)      $ (1.40)           $(8.13)
Gross profit percentage..................................      35.4%          34.9%         34.8%         29.7%             28.6 %


                                                                                     DECEMBER 31,
                                                                                     ------------
                                                              2001(2)        2000          1999          1998              1997(1)
                                                              ----           ----          ----          ----              ----
                                                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents................................  $     84        $ 2,248      $  1,719     $     736          $  1,310
Working capital (deficiency).............................       314            209       (13,281)      (17,228)            2,994
Intangible assets........................................    35,171         42,689        44,448        46,607            32,996
Total assets.............................................    48,423         62,960        64,365        69,574            48,228
Total debt...............................................    13,550         17,364        19,597        20,496               593
Shareholders' equity.....................................    27,692         37,093        36,073        36,652            40,018


OTHER DATA:
Cash flow from operating activities .....................  $  2,008        $ 3,625      $  1,854     $    (194)         $    186
EBITDA ..................................................  $ (4,120)       $ 6,562      $  4,989     $   1,744          $ (1,090)
Debt/Equity..............................................       .49            .47           .54           .56               .02
Debt/EBITDA..............................................       N/A           2.64          3.93         11.75               N/A

(1)1997 EBITDA includes earnings before interest, taxes, depreciation, amortization, loss on sale of business unit, special compensation charge and acquired in-process research, development charge.

(2)2001 EBITDA includes earnings before interest, taxes, depreciation, amortization, restructuring and operating charges.

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

Critical Accounting Policies

The following discussion and disclosures included elsewhere in this filing, are based upon the audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, the Company evaluates the estimates used, including those related to the allowance for doubtful accounts, impairments of tangible and intangible assets, income taxes, and contingencies. The Company has based its estimates on historical experience, current conditions and various other assumptions that the Company believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. The Company uses these estimates to assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies involve more significant judgments and estimates used in the preparation of the consolidated financial statements. For a full description of the Company's accounting policies see Note 2 to the Consolidated Financial Statements.

Revenue Recognition

Media Conversion Services Revenue
Principally, the Company recognizes revenue on services in process, such as scanning projects, based on the percentage-of-completion method in accordance with SOP 81-1.

Software Revenue
Approximately 10% of the Company's revenue is generated from software sales that fall under the guidance of SOP 97-2.

Hardware and Other Equipment Revenue
10% of revenues are generated from equipment sales. Revenue is recognized FOB shipping point.

Accounting for Acquisitions
The Company was founded in November 1996 and on December 4, 1997 completed its initial public offering (the "Offering"). Concurrent with the Offering, the Company began material operations with the acquisition of 14 document management service companies and in the first eight months of 1998 acquired an additional 13 document management service companies. The purchase price of these acquisitions was determined after due diligence of the acquired business, market research, strategic planning, and the forecasting of expected future results and synergies. Estimated future results and expected synergies are subject to revisions as we integrate each acquisition and attempt to leverage resources.

Each acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations" resulting in the capitalization of the cost in excess of fair value of the net assets acquired in each of these acquisitions as goodwill.

The Company's acquisitions have resulted in a significant accumulation of goodwill and for acquisitions prior to July 1, 2001, the Company amortized over an estimated benefit period of 30 years. There have been no acquisitions completed after July 1, 2001 and the Company will no longer amortize any goodwill beginning on January 1, 2002, in accordance with SFAS 142, "Goodwill and Other Intangible Assets". Through December 31, 2001, the Company reviewed its existing goodwill for impairment, consistent with the guidelines of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and determined that no amounts of goodwill were impaired using the undiscounted future cash flow methodology of SFAS 121, other than those relating to the production facilities closed in Dayton, OH, Lincoln, NE and Portland, OR in the first quarter of 2002. Effective January 1, 2002, The Company has reviewed goodwill for impairment consistent with the guidelines of SFAS 142 using a discounted future cash flow approach. The methodology for determining impairment under SFAS 142 is significantly different and could result in different determinations than under SFAS 121. Pursuant to SFAS 142, the Company reviewed its goodwill for impairment and while the Company has not determined the exact amount of impairment under this standard, it believes the non-cash cumulative effect charge to shareholders' equity will be approximately $6.0 to $8.0 million. This estimated charge will be recorded in the second quarter of 2002.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Overview
For the year ended December 31, 2001 the Company reported a net loss of $9.4 million or $1.40 per share. The loss includes a restructuring charge of $5.9 million. The restructuring charge is attributable to closing the Dayton, OH, Lincoln, NE and Portland, OR production facilities. The restructuring charge included non-cash goodwill write-offs of $5.4 million, severance costs of $0.1 million and facility costs of $0.4 million and is expected to yield $0.7 million of annual cash flow. These actions are consistent with the Company's strategy to improve ongoing operating results, optimize its operating capacity and fund entry into the Los Angeles market in 2002.

In addition, the Company recorded an operating charge of $1.1 million in 2001, primarily related to the closed production facilities, asset write-offs and development costs related to its ScanTrax(TM) capture software.

The net loss excluding the restructuring and operating charges was $2.4 million or $0.36 per share.

Revenues
Revenues decreased $11.9 million, or 20.4%, from $58.1 million in 2000 to $46.2 million in 2001. Service revenues decreased by 20% and comprised 83% of total revenues in 2001, as compared to 82.6% in 2000. In 2001, product revenues decreased 22.5% and comprised 17% of total revenues in 2001, as compared to 17.4% in 2000.

The decline in total revenues was due primarily to: (1) lower conversion services and equipment revenues, primarily, analog based products and services as the Company transitions towards digital based services; and (2) the nation's economic slowdown in the fourth quarter.

Gross Profit
For the year ended December 31, 2001, gross profit decreased by $3.9 million, or 19.3%, as compared to the corresponding period in 2000, while as a percentage of total revenues, gross profit increased to 35.4%. The decrease of $3.9 million was a result of the decrease in total revenues partially offset by the higher mix of service revenues and productivity gains which resulted in the higher gross profit percentage.

Selling and Administrative Expenses
For the year ended December 31, 2001, S&A expenses increased by $0.4 million, or 2.8%, as compared to the year ended December 31, 2000. This increase resulted from: (1) costs incurred to revamp the Company's sales force to a digital solutions based services proficiency; and (2) an increase in general corporate expenses associated with insurance, workers' compensation and professional fees.

Restructuring Charge
For the year ended December 31, 2001, the Company recorded a restructuring charge of $5.9 million attributable to closing the Dayton, OH, Lincoln, NE and Portland, OR operating facilities. The charge included non-cash goodwill write-offs totaling $5.4 million, severance costs of $0.1 million and facility costs of $0.4 million and is expected to yield $0.7 million of annual cash flow through reductions in personnel and facilities costs. These actions are consistent with the Company's strategy to improve ongoing operating results, optimize its operating capacity and fund entry into the Los Angeles market in 2002.

Operating Income (Loss)
For the year ended December 31, 2001, operating income decreased by $10.4 million, as compared to the year ended December 31, 2000. Excluding the impact of the restructuring charge and the operating charge of $1.1 million, operating income decreased $3.3 million. This decrease resulted from: (1) the decline in total revenues of $11.9 million; (2) increased selling and administrative costs of $0.4 million; and (3) which was partially offset by higher gross profit percentages of 35.4% due to the higher mix of digital service revenues and productivity gains.

Interest Expense
Interest expense decreased $0.6 million from $2.2 million in 2000 to $1.6 million in 2001. Interest expense for 2001 included $0.1 million relating to bank fees. The decrease in interest expense relates to lower interest rates on borrowings and repayment of $4.0 million of principal on the company's senior debt.

Income Tax Provision
No current income tax provision was recognized in 2001 due to the Company's loss position. In 2001, due to the company's cumulative net operating loss position for tax purposes, the Company recognized $0.1 million in income tax expense. This expense was entirely related to deferred income taxes.

Net Loss
Net loss amounted to $9.4 million or $1.40 per share in 2001 as compared to a net profit of $0.4 million or $.06 per share in 2000. Excluding the restructuring charge and operating charges incurred in 2001, the Company had a net loss of $2.4 million or $0.36 per share.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Overview
For the year ended December 31, 2000 net income was $0.4 million or $.06 per share compared to a net loss of $0.8 million or $.12 per share in 1999.

Revenues
Revenues decreased $2.1 million, or 3.5%, from $60.2 million in 1999 to $58.1 million in 2000. Service revenues increased by less than 0.1% and comprised 82.6% of total revenues in 2000 as compared to 79.6% in 1999. In 2000, product revenues decreased 17.4% and comprised 17.4% of total revenues in 2000 as compared to 20.4% in 1999.

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

Selling and Administrative Expenses
For the year ended December 31, 2000, S&A expenses decreased by $0.6 million, or 3.9%, as compared to the year ended December 31, 1999. This decrease resulted from: (1) a decrease of $0.7 million in business unit S&A expenses, primarily local administrative costs; (2) a decrease of $0.3 million related to the sale of the Southeast Group units and the closing of the Indianapolis operations; and
(3) an offsetting increase of $0.4 million in corporate expenses, primarily marketing and personnel costs. The increase in corporate expenses is primarily attributable to marketing and personnel costs.

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

Interest Expense
Interest expense increased $0.1 million from $2.1 million in 1999 to $2.2 million in 2000. Interest expense for 2000 included $0.1 million relating to bank fees. Interest expense for 1999 included $0.2 million relating to bank fees. The increase in interest expense relates to (1) higher interest rates on borrowings; (2) interest attributable to a mortgage on one of the Company's facilities beginning in April 1999; and (3) imputed interest attributable to the placement of the Notes in February 2000.

Income Tax Provision
In 2000, due to the Company's cumulative net operating loss position for tax purposes, the Company recognized less than $0.1 million in income tax expense. This expense was entirely related to state and local taxes. No income tax provision was recognized in 1999 due to the Company's loss position.

Net Income
Net income amounted to $0.4 million in 2000 as compared to a net loss of $0.8 million in 1999. Excluding restructuring costs and investment and advisory fees incurred in 1999, the Company had net income of $0.6 million in 1999

LIQUIDITY AND CAPITAL RESOURCES

General

At December 31, 2001, the Company had cash and cash equivalents of $0.1 million and a working capital of $0.3 million. In 2001, cash provided by operating activities was $2.0 million due primarily to improved working capital efficiencies; cash used in investing activities was $0.2 million; and cash used in financing activities was $3.9 million. At December 31, 2000, the Company had cash and cash equivalents of $2.2 million and working capital of $0.2 million. In 2000, cash provided by operating activities was $3.6 million due primarily to improved operating results leading to net income rather than a net loss; cash used in investing activities was $0.7 million; and cash used in financing activities was $2.4 million. In 1999, cash provided by operating activities was $1.9 million; cash provided by investing activities was $0.2 million; and cash used in financing activities was $1.1 million.

Credit Facility

On June 12, 2000, the Company closed on a $14.5 million senior credit facility (the "Credit Facility") pursuant to the Credit Agreement dated June 9, 2000 (the "Credit Agreement") with Commerce Bank, N.A. and FirsTrust Bank (together, the "Banks"). The Credit Facility consisted of a two-year $7.0 million revolving credit line (the "Revolving Credit Line") and a four-year $7.5 million term loan (the "Term Loan").

Under the Revolving Credit Line, interest was payable monthly at the prime rate plus 1.5% (effective rate of 6.25% as of March 31, 2002). The outstanding principal amount of the Revolving Credit Line was approximately $4.2 million as of March 31, 2002 and was due and payable at the end of the term in June 2002. Borrowing availability was based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement.

Under the Term Loan, interest was payable monthly at the prime rate plus 2.0% (effective rate of 6.75% as of March 31, 2002). The outstanding principal amount of the Term Loan was $6.4 million as of March 31, 2002 and was due and payable in quarterly payments of $500,000 commencing September 30, 2000 until March 31, 2004. In addition, on an annual basis, the Company was required to reduce the principal amount outstanding under the Term Loan to the extent that EBITDA (as defined in the Credit Agreement), as adjusted, exceeded certain specified levels set forth in the Credit Agreement and upon certain asset sales by the Company, if any.

The Credit Facility restricted the payment of dividends and was secured by substantially all assets of the Company and required maintenance of various financial and restrictive covenants including minimum levels of EBITDA and net worth. The Company also issued warrants to the Banks to purchase an additional 100,000 shares of common stock of the Company (subject to downward adjustment under certain circumstances) at $3.50 per share. The warrants are exercisable beginning one year from the date of issuance. The warrants expire five years from the date of issuance. The Company also paid $242,500 in bank fees to the Banks upon closing.

On March 30, 2001, the Company entered into an amendment to the Credit Facility (the "Amendment") which reduced the minimum levels of EBITDA required under the restrictive covenants. In addition, the Amendment increased the level of payments under the Term Loan by a minimum of $1,000,000 over a 12 month period. The increase included minimum payments of $600,000 on May 30, 2001, $150,000 on June 30, 2001, and $150,000 on September 30, 2001, all of which were made. The balance of $100,000 was to be split over December 31, 2001 and March 31, 2002 and was repaid.

The Company has been in technical default on its senior Credit Facility (relating to EBITDA and net worth covenants) since September 30, 2001. In order to remedy such default, on April 11, 2002, the Company and the Banks have entered into a commitment letter to restructure the senior Credit Facility.

The commitment letter provides that the Company and the Banks will enter into a new $7.48 million senior credit facility (the "New Credit Facility") with the Banks consisting of a $5.25 million revolving credit line (the "New Revolving Credit Line") and a $2.23 million term loan (the "New Term Loan").

Under the New Revolving Credit Line, interest will be payable monthly at prime plus 2.0% with principal due and payable June 30, 2003. Borrowing availability under the New Revolving Credit Line is based on the level of the Company's eligible accounts receivable (as defined)

Under the New Term Loan, interest will be payable monthly at prime plus 2.0% with principal due and payable in three consecutive quarterly installments of $500,000 commencing June 30, 2002 with two additional quarterly installments of $365,000 due on March 31, 2003 and June 30, 2003.

The New Credit Facility restricts the payment of dividends, is secured by substantially all of the assets of the Company and requires maintenance of various financial and restrictive covenants including a minimum level of quarterly EBITDA of $750,000 (commencing with the second quarter of 2002) total liabilities cannot exceed fifty percent (50%) of net worth (as defined) and no interest payment on the subordinated convertible notes issued to the Investors (as defined below) until February 15, 2004. The Company will also pay $60,000 in bank fees upon closing the New Credit Facility, and an additional $58,000 will be due 90 days after closing.

Convertible Subordinated Debt
On February 15, 2000, the Company completed a $6 million financing transaction involving the sale of convertible subordinated notes (the "Notes") and warrants (the "Investor Warrants") to TDH III, L.P. ("TDH"), Dime Capital Partners, Inc. and Robert E. Drury (collectively, the "Investors"). The proceeds of this financing were used to repay $5 million under the previous credit facility, and provide working capital for the Company. Additionally, J.B. Doherty, the managing general partner of TDH, and Mr. Drury, joined the Company's Board of Directors.

The Notes were due and payable upon the fourth anniversary of the date of issuance and accrue interest at nine percent (9%) payable semi-annually. The Company cannot voluntarily prepay the Notes. The Notes were initially convertible into the Company's Common stock, no par value, at $3.50 per share, which price may be adjusted downward if, under certain circumstances, the holders thereof convert the Notes prior to February 15, 2003. The Company also issued the Investor Warrants to the Investors to purchase an additional 1,800,000 shares of Common stock of the Company (subject to downward adjustment under certain circumstances), no par value, at $3.50 per share. The Investor Warrants are exercisable beginning the later of (i) one year from the date of issuance or (ii) the conversion of the Notes into Common Stock. The Investor Warrants expire on February 15, 2005. The estimated fair value of the Investor Warrants of $553,000 has been recorded as an increase to shareholders' equity and a related reduction in the carrying amount of the Notes. The Company is amortizing the $553,000 discount over the four-year term of the Notes.

In order for the Company to enter into the commitment letter with its senior lenders to restructure the Credit Facility, the Investors had to commit to forego payments of interest until February 2004. As consideration for such forbearance of interest, on April 11, 2002, the Company and the Investors entered into a commitment letter to amend the $6 million subordinated debt agreement. Under the terms of the commitment letter, the Investors will receive new convertible subordinated notes (the "New Notes") that will replace the existing Notes purchased by the Investors on February 15, 2000 and outstanding interest of $0.27 million will be capitalized. The New Notes and accrued interest will be due and payable on February 14, 2004. Interest will accrue at nine percent (9%) per annum, compounded semi-annually. $1.9 million of the principal amount of the New Notes will be voluntarily convertible into the Company's Common Stock, no par value, at a reduced price of $0.40 per share, for approximately 4.8 million shares of Common Stock.

In the event that the Investors covert the New Notes or the Company pays all of the outstanding balance on February 15, 2004, the commitment letter provides that the Investor Warrants will be cancelled. If, however, the Company pays substantially all (a minimum of seventy-five percent (75%)) of the New Notes on February 15, 2004, the commitment letter provides that the Investor Warrants will be cancelled and additional warrants (the "Additional Warrants") will be issued for the purchase of 8.2 million shares, no par value, at a price equal to the lesser of (i) $0.25 or (ii) 80% of the then current market price of the Common Stock, which Additional Warrants will be exercisable until February 15, 2006. In the event that the Company elects to pay seventy-five percent (75%) of the outstanding balance on February 15, 2004, the commitment letter provides that the remainder of the outstanding balance will be due on February 15, 2005, and the Additional Warrants cannot be voted or exercised during such year extension; provided, however, that if the Company does not pay the remaining outstanding balance by February 15, 2005, the Additional Warrants would become exercisable and the voting rights are effective. In the event that the Company receives an extension to pay the remainder of the balance until February 15, 2005, the Investors elect to convert the New Notes, and the Company pays the remainder due on February 15, 2005, the commitment letter provides that the Additional Warrants will be cancelled; provided, however, that if the Investors do not convert, the Additional Warrants will be reduced so that the Investors can purchase up to an aggregate of 2.1 shares of Common Stock, no par value, which will be exercisable until February 15, 2006. If the Company cannot meet the minimum payment threshold on February 15, 2004, the Investor Warrants will be cancelled, the Additional Warrants will be exercisable and the shares of Common Stock exercisable thereunder shall be voted by the Investors.

Obligations and Commitments

The Company has various short term (within 12 months) and long term (greater than 12 months) contractual and trade obligations. The table below summarizes the timing of such obligations.

                             2000      2003     2004    2005   2006   Thereafter
                           -----------------------------------------------------

Revolving credit line      $    -    $4,169  $     -   $   -  $   -   $    -
Term Loan                   2,000       730        -       -      -        -
Subordinated debt               -         -    6,000       -      -        -
Mortgage Loan                  11        12       14      15     16      811
Capital Lease Obligations      20        20       13      13      -        -
Operating Leases            1,190       795      638     396    258      455
Other Accrued Expenses,
primarily operating
expenses                    1,245         -        -       -      -        -
                           ------    ------  -------   -----  -----   ------
                           $4,466    $5,726  $ 6,665   $ 424  $ 274   $1,266
                           ======    ======  =======   =====  =====   ======

The Company continues to selectively invest in equipment and technology to meet the needs of its operations and to improve its operating efficiency. The Company may also consider selective synergistic in-market acquisitions in the future. The Company believes that its operating cash flow together with the unused portion of the new Revolving Credit Line will be sufficient to finance current operating requirements for at least the next twelve months including capital expenditures.

Recently Issued and Proposed Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.s 141 and 142, "Business Combinations" And "Goodwill and Other Intangibles." FASB 141 requires all business combinations initiated after July 1, 2001, to be accounted for using the purchase method. FASB 142 concluded that purchased goodwill would not be amortized but would be reviewed for impairment when certain events indicate that the goodwill of a reporting unit is impaired. The impairment test will use a fair value based approach, whereby if the implied fair value of a reporting unit's good will is less than its carrying amount, goodwill would be considered impaired. FASB 142 does not require that goodwill be tested for impairment upon adoption unless an indicator of impairment exists at that date. However, it would require that a benchmark assessment be performed for all existing reporting units with six months of the date of adoption. The new goodwill model applies not only to goodwill arising from acquisitions completed after the effective date, but also to goodwill previously recorded. The Company has not yet determined the exact amount of goodwill impairment under these new standards, but believes the non-cash cumulative effect charge to shareholders equity will be approximately $6.0 to $8.0 million and recognized in the second quarter of 2002.

As of December 31, 2001, goodwill represented 72.6% of total assets and 127.0% of shareholders' equity. As of January 1, 2002, all goodwill and indefinite-lived intangible assets must be tested for impairment and a transition adjustment will be recognized. Management has not yet determined the exact amount of goodwill impairment under these new standards, but believes the non-cash cumulative effect charge to equity will be approximately $6.0 to $8.0 million and recognized in the second quarter of 2002. Amortization of goodwill will cease as of January 1, 2002, and, thereafter, all goodwill and any indefinite-lived intangible assets must be tested at least annually for impairment. The effect of the non-amoritzation provisions on 2002 operations cannot be forecast, but if these rules had applied to goodwill in 2001, management believes that full-year 2001 net earnings would have increased by approximately $1.8 million ($0.27 per share).

In August 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143), was issued. This statement significantly changes the method of accruing for costs that an entity is legally obligated to incur associated with the retirement of fixed assets. ImageMax will evaluate the Impact and timing of Implementing SFAS No. 143, which is required no later than January 1, 2003

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This statement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the provisions of Accounting Principles Board Opinion 30 Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions that relate to reporting the effects of a disposal of a statements. Implementation of this standard is required no later than January 1, 2002.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. The Company has variable-rate debt representing 57.4% of its total debt at December 31, 2001. If interest rates average 25 basis points more in 2002 than they did during 2001, the Company's interest expense would be increased by $19,000. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate long-term debt at December 31, 2001. The Company has limited its interest rate risk by entering into an interest rate cap agreement. The agreement, which matures on June 9, 2002, is for a total notional amount of $6,000,000. In connection with this agreement the Company paid the counterparty a premium of $29,000 on June 9, 2000, and will receive monthly an amount equal to the product of the amount by which the Prime Rate (4.75% at December 31, 2001) exceeds the Cap Rate (11.5%) multiplied by the notional amount. During 2001, the Prime Rate has not exceeded the Cap Rate. Accordingly, the Company has not received any payments under this agreement during 2001 or 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth on pages F-1 through F-24 hereto and is incorporated by reference herein.

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

In connection with the reissuance of their report, Andersen has removed the explanatory paragraph from their opinion, regarding the ability of the Company to continue as a going concern given the Company's credit facility entered into in June, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth the name, age and principal occupation of each of the Company's directors, including the nominees.


     NAME                          AGE              SINCE             TERM EXPIRES             PRINICIPAL OCCUPATION
     ----                          ---              -----             ------------             ---------------------
David C. Carney                     64               1997                 2004                  Chairman of the Board
                                                                                                of Directors

J.B. Doherty                        58               2000                 2002                  Director

Robert E. Drury                     55               2000                 2004                  Director

Mark P. Glassman                    38               2001                 2003                  Chief Executive Officer and
                                                                                                Director

Rex Lamb                            43               1997                 2003                  Director

H. Craig Lewis                      57               2000                 2003                  Director

DAVID C. CARNEY became a director of the Company in December 1997 and has served as Chairman of the board of directors since May 1999. Mr. Carney served as the Company's Acting Chief Executive Officer from June 2000 to June 2001. Mr. Carney was the Executive Vice President of Jefferson Health System, a health care organization, from 1996 to April 1999. From 1991 to 1995, Mr. Carney served as the Chief Financial Officer of CoreStates Financial Corporation. From 1980 to 1991, he served as the Philadelphia area managing partner of Ernst & Young LLP. Mr. Carney currently serves as a director of Radian Group, Inc. (NYSE), and AAA Mid-Atlantic and AAA Mid-Atlantic Insurance Companies. Mr. Carney has an undergraduate degree from Temple University and is a graduate of the Advanced Management Program at the Harvard Business School.

J. B. DOHERTY became a director of the Company in March 2000. Mr. Doherty has been a Chairman and President of Private Equity Management Company and Managing General Partner of TDH since 1992. Mr. Doherty joined K.S. Sweet Associates, a predecessor to TDH, in 1973. Prior to his role at TDH, Mr. Doherty worked in corporate finance and private placements with Blyth Eastman Dillon. From 1970 to 1972, Mr. Doherty worked at AT&T and Raychem Corporation. Mr. Doherty currently serves as a director of Monitoring Technology Corporation. Mr. Doherty holds a bachelor's of science degree in engineering from the United States Naval Academy, an MBA from Stanford, and is a former officer in the United States Marine Corps.

ROBERT E. DRURY became a director of the Company in March 2000. Mr. Drury has been the Chief Financial Officer of ChemConnect, Inc., a private company providing Internet based e-business solutions and Internet exchange services to the worldwide chemical industry since 1998. Prior to his role at ChemConnect, Mr. Drury was the Senior Vice President and Corporate Treasurer at Sodhexo Marriott Services. From 1984 to 1994, Mr. Drury was Senior Vice President and Chief Financial Officer of the Leisure/International Sector at Aramark Corporation. Mr. Drury holds a bachelor's of science degree in industrial engineering from Lafayette College and a master's degree in finance and international business from New York University.

MARK P. GLASSMAN became a director of the Company in April 2001 and has served as the Company's Chief Executive Officer since June 2001. Mr. Glassman joined the Company in February 1998 as Corporate Controller and was promoted to Chief Accounting Officer in October 1998, Chief Financial Officer in May 1999, and served as President and Chief Operating Officer from March 2001 until June 2001. From 1993 to February 1998, Mr. Glassman was employed at Right Management Consultants, Inc., a publicly-held international consulting firm, where he held various financial and operational positions, including Corporate Accounting Director and Corporate Director of Planning and Development. From 1987 to 1993, Mr. Glassman was an auditor with Touche Ross & Co. and Deloitte & Touche. Mr. Glassman has an undergraduate degree in Business from Temple University.

REX LAMB previously managed the Company's Lincoln, Nebraska business until March 2000, and has served as a director of the Company since December 1997. In October 2000, Mr. Lamb was appointed Vice President of Sales for the Company's Midwest region until he resigned in October 2001. From March 2000 until October 2000, Mr. Lamb served as the Company's Senior Vice President--Technology. Mr. Lamb founded DocuTech, Inc., a document management services company, in 1991 and served as its President from inception until its acquisition by the Company in December 1997. Mr. Lamb co-founded DocuTech Data Systems, Inc., a provider of open-architecture document-scanning software products, in 1994 and served as its President since inception until its acquisition by us in December 1997. Mr. Lamb has an undergraduate degree in Education from the University of Nebraska.

H. CRAIG LEWIS became a director of the Company in April 2000. Mr. Lewis has been the Vice President--Corporate Affairs at Norfolk Southern Corporation since 1997. Prior to joining Norfolk Southern, Mr. Lewis was a partner with the law firm of Dechert Price & Rhodes. From 1971 to 1994, Mr. Lewis served in the State Senate of Pennsylvania where he chaired the Judiciary and Ethics Committees and was Minority Chairman of the Appropriations Committee. Mr. Lewis currently serves as a director of Raytech Corporation (NYSE). Mr. Lewis holds an undergraduate degree from Millersville University and J.D. from Temple University School of Law.

The Company's executive officers and their respective ages and positions are as follows:

NAME                          AGE                    POSITION
----                          ---                    --------

David C. Carney..............  64      Chairman of the Board of Directors
Mark P. Glassman.............  38      Chief Executive Officer and Director
Jay M. Rose..................  50      Executive Vice President - Sales and
                                       Marketing
Richard E. Lane..............  34      Senior Vice President - Operations
David B. Walls...............  39      Chief Financial Officer and Treasurer and
                                       Secretary

DAVID C. CARNEY has served as a director of the Company since December 1997 and as Chairman of the board of directors since May 1999. Mr. Carney served as our Acting Chief Executive Officer from June 2000 to June 2001. He was the Executive Vice President of Jefferson Health System, a health care organization, from 1996 to April 1999. From 1991 to 1995, Mr. Carney served as the Chief Financial Officer of CoreStates Financial Corporation. From 1980 to 1991, he served as the Philadelphia area managing partner of Ernst & Young LLP. Mr. Carney currently serves as a director of Radian Group, Inc. (NYSE), AAA Mid-Atlantic and AAA Mid-Atlantic Insurance Companies. Mr. Carney has an undergraduate degree from Temple University and is a graduate of the Advanced Management Program at the Harvard Business School.

MARK P. GLASSMAN has served as our Chief Executive Officer since June 2001. Mr. Glassman joined the Company in February 1998 as Corporate Controller, was promoted to Chief Accounting Officer in October 1998, Chief Financial Officer in May 1999, and served as President and Chief Operating Officer from March 2001 until June 2001. From 1993 to February 1998, Mr. Glassman was employed at Right Management Consultants, Inc., a publicly held international consulting firm, where he held various financial and operational positions, including Corporate Accounting Director and Corporate Director of Planning and Development. From 1987 to 1993, Mr. Glassman was an auditor with Touche Ross & Co. and Deloitte & Touche. Mr. Glassman has an undergraduate degree in Business from Temple University.

JAY M. ROSE is the Executive Vice President - Sales and Marketing. He joined the Company in November 2001. From 1998 to 2001, Mr. Rose was employed by First Consulting Group, a publicly held global consulting firm focused on information technology for the healthcare and life sciences industries as an Executive Vice President and the Managing Director of FCG Life Sciences. From 1995 to 1998, Mr. Rose was employed by Integrated Systems Consulting Group, a publicly held systems integration services firm, where he held several positions including Chief Operating Officer and Vice President of Sales. From 1983 to 1995, Mr. Rose held a variety of positions at Shared Medical Systems, a publicly held company providing information technology software and services to the healthcare industry. Mr. Rose holds a BA from Wesleyan University, a MSE from the University of Pennsylvania, and a MBA from Stanford University.

RICHARD E. LANE was promoted to Senior Vice President - Operations in February 2002. Mr. Lane joined the Company in June 2000 as a Product Manager and was promoted to Senior Vice President of Technology in November 2000. In 1993, he founded Record Technologies, Inc. (RTI), a service bureau focused on the Litigation Support market, which he operated until January 2000. From 1990 to 1993, Mr. Lane was employed by Dun & Bradstreet Software, a developer of financial and manufacturing applications, where he held various consulting positions within their Professional Services division. Mr. Lane has an undergraduate degree in Business from Bowling Green University.

DAVID B. WALLS has served as our Chief Financial Officer since May 2001 when he joined the Company From March 1995 to September 2000, Mr. Walls was employed at Campbell Soup Company, where he held various operational and corporate finance positions, including Vice President of Finance - Campbell's Away from Home Division and Director - Financial Reporting and Analysis. From 1985 to March 1995, Mr. Walls was an auditor with Price Waterhouse. Mr. Walls has an undergraduate degree in Accounting from Widener University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than ten percent (10%) of the Company's common stock to file initial reports of ownership and reports of change of ownership with the Securities and Exchange Commission. Executive officers and directors are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from such executive officers and directors, that no other reports were required, the Company believes that during its fiscal year ended December 31, 2001, all reporting persons complied with all applicable filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION
      The following table summarizes the compensation of the named executive officers for the last three fiscal years.


                                                      Annual Compensation                  Long Term Compensation
                                                      -------------------                  ----------------------
                                                                                          Awards            Payout
                                                                                          ------            ------
                                                                                              Securities
                                                                       Other                  Underlying
                                                                       Annual    Restricted     Options      LTIP
           Name and                                                    Compen       Stock       -------     Payout     All other
      Principal Position           Year      Salary        Bonus       -sation      Awards        (#)        ($)     Compensation
      ------------------           ----      ------        -----       -------      ------        ---        ---     ------------
David C. Carney(1)                 2001    $134,531             -            -        -          37,500       -           -
    Chairman of the Board and      2000      93,389             -            -        -          75,000       -           -
    Former Acting Chief            1999           -             -            -        -          58,000       -           -
    Executive Officer

Mark P. Glassman (2)               2001    $170,625       $30,000       $2,021        -          50,000       -           -
    Chief Executive Officer        2000     137,046        15,000          692        -          75,000       -           -
                                   1999     101,731                          -        -               -       -           -

Jay M. Rose (3)                    2001    $ 17,875             -            -        -          50,000       -           -
Executive Vice President -         2000           -             -            -        -               -       -           -
    Sales and Marketing            1999           -             -            -        -               -       -           -

Richard E. Lane (4)                2001    $122,481       $ 7,500       $1,336        -          20,000       -           -
Senior Vice President -            2000      60,077             -            -        -          35,000       -           -
    Operations                     1999           -             -            -        -               -       -           -

David B. Walls (5)                 2001    $ 89,654             -            -        -          20,000       -           -
Chief Financial Officer,           2000           -             -            -        -               -       -           -
    Treasurer and Secretary        1999           -             -            -        -               -       -           -

Blair Hayes(6)                     2001    $191,780             -       $  909        -               -       -           -
    Former President and           2000     162,019             -        2,329        -         100,000       -           -
    Chief Operating Officer        1999     114,577        40,000        2,194        -               -       -           -

Mitchell J. Taube(7)               2001    $142,077        55,000       $2,045        -          25,000       -           -
    Former Executive Vice          2000     143,269             -        4,973        -          75,000       -           -
    President - Marketing &        1999     111,346             -        1,154        -               -       -           -
    Sales Development

--------------------------------------------------------------------------------
(1) Mr. Carney served as Acting Chief Executive Officer from June 2000 to June 2001. Mr. Carney became a director of ImageMax in December 1997 and has served as Chairman of the board of directors since May 1999.
(2) As of June 2001, Mr. Glassman was appointed to the position of Chief Executive Officer. Mr. Glassman was President and Chief Operating Officer from March 2001 to June 2001, Chief Financial Officer from May 1999 to March 2001, and Chief Accounting Officer from October 1998 to May 1999. Previous to that date, Mr. Glassman held the position of Corporate Controller
(3) Mr. Rose has held the position of Executive Vice President-Sales and Marketing since he joined the Company in November 2001. Mr. Rose's annual salary is $165,000.
(4) Mr. Lane has held the position of Senior Vice President-Operations since February 2002. Mr. Lane served as Senior Vice President-Technology from November 2000 to January 2002. Previous to November 2000, Mr. Lane served as a Product Manager from June 2000 to October 2000.
(5) Mr. Walls has held the position of Chief Financial Officer, Treasurer and Secretary since he joined the Company in May 2001. Mr. Walls' annual salary is $150,000.
(6) As of March 2001, Mr. Hayes resigned from the position of President and Chief Operating Officer. Mr. Hayes served as our President and Chief Operating Officer from April 2000 through March 2001. Mr. Hayes was Executive Vice-President - Operations from May 1999 to April 2000. Previous to that date, Mr. Hayes held the position of General Manager and Business Unit Support Manager/Group Leader.
(7) As of November 2001, Mr. Taube resigned from the position of Executive Vice President - Marketing and Sales Development. Mr. Taube served as our Executive Vice-President - Marketing & Sales Development from March 2000 to November 2001. Mr. Taube managed the Company's New York (Westchester County) business unit from December 1997 until March 2000.

Stock Option Grants In 2001
          Under our 1997 Incentive Plan, 202,500 stock options were granted in 2001 to the named executive officers at exercise prices of $0.55, $0.45 and $0.20.

                                         % of Total                            Potential Realizable Value at Assumed
                            Number        Options                              Annual Rates of Stock Price
                          of Options     Granted to   Exercise   Expiration    Appreciation for Option Term

      Name                  Granted       Employee      Price       Date        5% ($)              10% ($)
      ----                  -------       --------      -----       ----        ------              -------
David C. Carney              37,500         7.9%        $0.45     April 24,     $4,662              $ 10,302
                                                                  2006
Mark P. Glassman             50,000        10.6%        $0.45     April 24,     $6,216              $ 13,736
                                                                  2006
Jay M. Rose                  50,000        10.6%        $0.20     November      $2,763              $  6,105
                                                                  16,2006
Richard E. Lane              20,000         4.2%        $0.45     April 24,     $2,487              $  5,495
                                                                  2006
David B. Walls               20,000         4.2%        $0.55     May 3,        $3,039              $  6,716
                                                                  2006
Mitchell J. Taube            25,000         5.3%        $0.45     April 24,     $3,108              $  6,868
                                                                  2006

          Aggregated Option Exercises in Last Fiscal Year And Fiscal
                            Year-End Option Values

     The table below shows option exercises by the named executive officers in 2001 and year-end amounts of shares of common stock underlying outstanding options.


                                                                                                        Value of
                                                                                   Number of          Unexercised
                                                                                   Securities         In-the-Money
                                                                                   Underlying          Options at
                                                                                  Unexercised          FY-End ($)
                                                                                  Options at           Exercisable/
                                                                                   FY-End (#)         Unexercisable
                                  Shares Acquired on            Value             Exercisable/        -------------
      Name                           Exercise (#)           Realized ($)         Unexercisable             (1)
      ----                           ------------           ------------         -------------             ---
David C. Carney                           -                       -              93,000/87,500        $     -

Mark P. Glassman                          -                       -              37,000/100,000             -

Jay M. Rose                               -                       -                 0/50,000                -

Richard E. Lane                           -                       -              11,667/43,333              -

David B. Walls                            -                       -                 0/20,000                -

Mitchell J. Taube                         -                       -              35,000/75,000              -

Mr. Carney was granted 10,000, 58,000, 75,000 and 37,500 options, respectively, on October 1, 1998, June 29, 1999, February 15, 2000 and April 24, 2001 at exercise prices of $2.375, $1.75, $1.6875 and $0.45, the closing price on those dates. One Third of the options grant in 2000, and all of the options granted in 1998 and 1999 were all exercisable at December 31, 2001.

Mr. Glassman was granted 12,000, 75,000 and 50,000 options, respectively, on October 1, 1998, February 15, 2000 and April 24, 2001 at exercise prices of $2.375, $1.6875 and $0.45, the closing price on those dates. One-third of the options granted in 2000 and all of the options granted in 1998 were exercisable at December 31, 2001.

Mr. Rose was granted 50,000 options on November 16, 2001 at an exercise price of $0.20, the closing price on that date.

Mr. Lane was granted 35,000 and 20,000 options, respectively, on June 1, 2000 and April 24, 2001 at exercise prices of $1.41 and $0.45, the closing prices on those dates. One third of the options granted in 2000 were exercisable at December 31, 2001.

Mr. Walls was granted 20,000 options on May 3, 2001 at an exercise price of $0.55, the closing price on that date.

Mr. Taube was granted 10,000, 75,000 and 25,000 options, respectively, on October 1, 1998, February 15, 2000 and April 24, 2001 at exercise prices of $2.375, $1.6875 and $0.45, the closing price on those dates. One-third of the options granted in 2000 and all of the options granted in 1998 were exercisable at December 31, 2001.

(1) Based on a closing price of $0.28 on the OTC Bulletin Board on December 31, 2001, the last business day of 2001, there is no value ascribed to the exercisable or unexercisable options at that date.

Employment Agreements
         ImageMax Inc. entered into employment agreements with Mr. Carney, Mr. Glassman, Mr. Hayes and Mr. Taube in April 2000. Mr. Carney's agreement expired April 1, 2002 Mr. Glassman's agreement expires December 31, 2004. Mr. Hayes employment with the Company terminated as of April 2001. Mr. Taube tendered his resignation to the Company effective November 30, 2001 for personal reasons.

         Mr. Carney serves as Chairman of the board of directors at a base annual salary of $131,250. Mr. Glassman serves as Chief Executive Officer at a base annual salary of $175,000. From March 2000 to November 2001, Mr. Taube served as Executive Vice President - Marketing and Sales Development at an annual base salary of $150,000. Mr. Taube's employment with the Company terminated as of November 2001. In 2000, Mr. Glassman served as Chief Financial Officer (at $150,000 base annual salary) and Chief Accounting Officer. From April 2000 to March 2001, Mr. Hayes served as President and Chief Operating Officer at annual base salary of $175,000

         At the discretion of the board of directors, the base annual salary of each officer is subject to increases periodically, and each such officer may receive an annual incentive bonus. Each of the employment agreements provides for customary benefits including life, health and disability insurance, and 401(k) plan participation. Each of the employment agreements further provides that if the employee is terminated without cause, or in connection with a change of control, as defined therein, the employee is entitled to receive 12 months' base salary and benefits.

Separation Agreement
         In November 2001, we entered into a separation agreement with Mr. Taube covering the terms upon which he resigned as Executive Vice President of Marketing and Sales Development. As payment for his past service to the Company, the separation agreement provided that the Company was obligated to pay Mr. Taube $62,500 over a period of six (6) months, beginning November 30, 2001.

In June 2001, the Company entered into a separation agreement with Mr. Hayes covering the terms upon which he resigned as President and Chief Operating Officer. As payment for his past service to the Company, the separation agreement provided that the Company was obligated to pay Mr. Hayes $175,000 over a period of twelve (12) months, beginning as of April 2001 (the termination date). The separation agreement also provides that Mr. Hayes and his family are allowed to continue to receive coverage under the Company's group medical plan for a period of twelve (12) months beginning April 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 9, 2002, certain information with regard to beneficial ownership, as determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, of outstanding shares of our common stock by (1) each person, entity or group known by us to beneficially own five percent (5%) or more of the outstanding shares of our common stock, (2) each director and director nominee individually, (3) our named executive officers, and (4) all directors and executive officers as a group.

         The percentages of beneficial ownership shown below are based on the 6,793,323 shares of Common Stock issued and outstanding as of April 9, 2002, unless otherwise stated. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes those securities over which a person may exercise voting or investment power. In addition, shares of common stock which a person has the right to acquire upon the conversion of preferred stock or convertible subordinated notes or the exercise of stock options and warrants within 60 days of the date of this table are deemed outstanding for the purpose of computing the percentage ownership of that person, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated in the footnotes to this table or as affected by applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

                                                      Total Number of Shares            Percentage of Class of
           Name and Address of                           of Common Stock                     Common Stock
            Beneficial Owner                          Beneficially Owned(1)             Beneficially Owned(1)
            ----------------                          ---------------------             ---------------------
Dime Capital Partners, Inc.................               2,518,571 (2)                         27.0%
    1401 Valley Road
    3/rd/ Floor
    Wayne, NJ 07470

J.B. Doherty...............................               1,052,144 (3)                         13.6%
    c/o TDH III, LP
    919 Conestoga Road
    Building One, Suite 201
    Rosemont, PA 19010

TDH III, LP................................                 937,144 (4)                         12.1%
    919 Conestoga Road
    Building One, Suite 201
    Rosemont, PA 19010

Bruce M. Gillis............................                 429,452 (5)                          6.2%
    331 Aubrey Road
    Wynnewood, PA 19096

Fagan Investment Group.....................                 351,600 (6)                          5.2%
    5201 N. O'Connor Blvd
    Suite 440
    Irving, Texas 75039

Andrew R. Bacas............................                 290,526 (7)                          4.3%
    c/o ImageMax, Inc.
    455 Pennsylvania Ave., Suite 128
    Fort Washington, PA 19034

Mitchell J. Taube..........................                 248,904 (8)                          3.6%
    c/o ImageMax, Inc.
    503 Grasslands Road
    Valhalla, NY 10595

Rex Lamb...................................                 242,521 (9)                          3.6%
    c/o ImageMax, Inc.
    5001 Rentworth Court
    Lincoln, NE 68516

David C. Carney............................                 110,000 (10)                         1.6%
    c/o ImageMax, Inc.
    455 Pennsylvania Ave., Suite 128
    Fort Washington, PA 19034

Robert Drury...............................                  63,571 (11)                           *
    c/o ImageMax, Inc.
    455 Pennsylvania Ave., Suite 128
    Fort Washington, PA 19034

Mark P. Glassman...........................                  42,000 (12)                           *
    c/o ImageMax, Inc.
    455 Pennsylvania Ave., Suite 128
    Fort Washington, PA 19034

Jay M. Rose................................                  50,000 (13)                           *
    c/o ImageMax, Inc.
    455 Pennsylvania Ave., Suite 128
    Fort Washington, PA 19034

Richard E. Lane............................                  11,667 (14)                           *
    c/o ImageMax, Inc.
    455 Pennsylvania Ave., Suite 128
    Fort Washington, PA 19034

H. Craig Lewis.............................                   5,000 (15)                           *
    c/o ImageMax, Inc.
    455 Pennsylvania Ave., Suite 128
    Fort Washington, PA 19034

David B. Walls.............................                      -- (16)                           *
    c/o ImageMax, Inc.
    455 Pennsylvania Ave., Suite 128
    Fort Washington, PA 19034

All Executive Officers and Directors                      2,116,333 (17)                        26.4%
    as a Group (9 persons).................

_____________________________
* - Less than 1% of the outstanding Common Stock.

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security, which means the power to dispose, or direct the disposition, of a security. A person is deemed as of any date to have beneficial ownership of any security that such person has the right to acquire within 60 days after such date.
(2) Represents 1,228,571 and 1,290,000 shares, respectively, issuable upon the conversion of convertible subordinated notes and the exercise of warrants, both of which are exercisable at $3.50 per share within 60 days of April 9, 2002. On April 11, 2002, the Company entered into a commitment to amend the convertible subordinated notes - see "Management's Discussion and Analysis -- Liquidity and Capital Resources".
(3) Includes 937,144 shares beneficially owned by TDH III, LP and issuable upon the conversion of convertible subordinated notes and the exercise of warrants both of which are exercisable at $3.50 per share within 60 days at April 9, 2002. On April 11, 2002, the Company entered into a commitment to amend the convertible subordinated notes - see "Management's Discussion and Analysis -- Liquidity and Capital Resources". See footnote 4 below. Mr. Doherty is the Managing General Partner of TDH III, LP. Excludes 12,000 shares issuable at $0.45 per share upon the exercise of stock options granted April 24, 2001, which are not exercisable within 60 days of April 9, 2002.

(4) Represents 457,144 and 480,000 shares, respectively, issuable upon the conversion of convertible subordinated notes and the exercise of warrants, both of which are exercisable at $3.50 per share within 60 days of April 9, 2002. On April 11, 2002, the Company entered into a commitment to amend the convertible subordinated notes - see "Management's Discussion and Analysis -- Liquidity and Capital Resources".
(5) Includes 100,000 shares issuable upon the exercise of stock options granted which are exercisable at $12.00 per share within 60 days of April 9, 2002 and expire on December 8, 2002.
(6)  As reported on Schedule 13d-3 filed on or about October 23, 2001.
(7) Includes 30,000 and 5,000 shares, respectively, issuable upon the exercise of stock options granted which are exercisable at $2.375 and $1.6875 per share within 60 days of April 9, 2002. Excludes 10,000 and 12,000 shares, respectively, issuable at $1.6875 and $0.45 per share upon the exercise of stock options granted February 15, 2000 and April 24, 2001, which are not exercisable within 60 days of April 9, 2002.
(8) Includes 10,000 and 25,000 shares, respectively, issuable upon the exercise of stock options granted which are exercisable at $2.375 and $1.6875 per share within 60 days of April 9, 2002. Excludes 50,000 and 25,000 shares, respectively, issuable at $1.6875 and $0.45 per share upon the exercise of stock options granted February 15, 2000 and April 24, 2001, which are not exercisable within 60 days of April 9, 2002.
(9) Includes 15,000 and 3,333 shares, respectively, issuable upon the exercise of stock options granted which are exercisable at $2.375 and $1.6875 per share within 60 days of April 9, 2002. Excludes 6,667 and 10,000 shares, respectively, issuable at $1.6875 and $0.45 per share upon the exercise of stock options granted February 15, 2000 and April 24, 2001, which are not exercisable within 60 days of April 9, 2002.
(10) Includes 10,000, 58,000 and 25,000 shares, respectively, issuable upon the exercise of stock options granted which are exercisable at $2.375, $1.75 and $1.6875 per share within 60 days of April 9, 2002. Excludes 50,000 and 37,500 shares, respectively, issuable at $1.6875 and $0.45 per share upon the exercise of stock options granted February 15, 2000 and April 24, 2001, which are not exercisable within 60 days of April 9, 2002.
(11) Includes 28,571 and 30,000 shares, respectively, issuable upon the conversion of convertible subordinated notes and the exercise of warrants, both of which are exercisable at $3.50 per share within 60 days of April 9, 2002. On April 11, 2002, the Company entered into a commitment to amend its convertible subordinated notes -- "Managements' Discussion and Analysis -- Liquidity and Capital Resources". Also includes 5,000 shares issuable upon the exercise of stock options granted which are exercisable at $1.625 per share within 60 days of October 11, 2001. Excludes 10,000 and 12,000 shares, respectively, issuable at $1.625 and $0.45 per share upon the exercise of stock options granted June 9, 2000 and April 24, 2001, which are not exercisable within 60 days of April 9, 2002.
(12) Includes 12,000 and 25,000 shares, respectively, issuable upon the exercise of stock options granted which are exercisable at $2.375 and $1.6875 per share within 60 days of April 9, 2002. Excludes 100,000 shares, half of which are issuable at $1.6875 and half at $0.45 per share, respectively, upon the exercise of stock options granted February 15, 2000 and April 24, 2001, which are not exercisable within 60 days of April 9, 2002.
(13) Excludes 50,000 shares issuable at $0.20 per share upon exercise of stock options granted November 16, 2001 which are not exercisable within 60 days of April 9, 2002.
(14) Includes 11,667 shares issuable upon the exercisable at $1.41 per share within 60 days of April 9, 2002. Excludes 23,333 and 20,000 shares, respectively, issuable at $1.41 and $0.45 per share upon the exercise of stock options granted June 1, 2000 and April 24, 2001, which are not exercisable within 60 days of April 9, 2002.
(15) Includes 5,000 shares issuable upon the exercise of stock options granted which are exercisable at $1.50 per share within 60 days of April 9, 2002. Excludes 10,000 and 12,000 shares, respectively, issuable at $1.50 and $0.45 per share upon the exercise of stock options granted June 5, 2000 and April 24, 2001, which are not exercisable within 60 days of April 9, 2002.
(16) Excludes 20,000 shares issuable at $0.55 per share upon the exercise of stock options granted May 3, 2001 which are not exercisable within 60 days of April 9, 2002.
(17) Includes 485,715 and 510,000 shares, respectively, issuable upon the conversion of convertible subordinated debt and the exercise of warrants, both of which are exercisable at $3.50 per share within 60 days of April 9, 2002. Also includes 240,000 shares which are issuable upon the exercise of stock options granted which are exercisable within 60 days of April 9, 2002, and excludes 470,500 shares issuable upon the exercise of stock options which are not exercisable within 60 days of April 9, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Subordinated Debt Restructuring

         On April 11, 2002, the Company entered into a commitment letter to restructure the subordinated debt held by TDH III, L.P., Dime Capital Partners, Inc., and Robert E. Drury. Mr. Doherty, a member of the Company's Board of Directors, is a principal of TDH III, L.P. Mr. Drury is also a member of the Company's Board of Directors. For a full description of the restructuring see -- "Management's Discussion and Analysis -- Liquidity and Capital Resources."

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

               2.  Financial Statement Schedules

       See Schedule II -- Valuation and Qualifying Accounts on page F-24 of this Annual Report.

       Any financial statement schedules otherwise required have been omitted because they are not applicable.

               3.  Exhibits

EXHIBIT
NO.                                         DESCRIPTION
----                                        -----------
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

3.2*//              Amended and Restated Bylaws of the Company.

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

10.1*+/             1997 Incentive Plan., as amended and restated through April
                    24, 2001.

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

10.49## Warrant Purchase Agreement dated as of June 9, 2000, by and among ImageMax, Inc., Commerce Bank, N.A. and FirsTrust Bank.

10.50##             Form of Warrant.

10.51/ Second Amendment to Credit Agreement dated as of March 30, 2001, by and among ImageMax, Inc. together with its wholly-owned subsidiary, ImageMax of Delaware, Inc. and Commerce Bank, N.A., as agent for Lenders.

10.52/ Amendment to Term Loan Note dated as of March 30, 2001, by and among ImageMax, Inc., together with its wholly-owned subsidiary, ImageMax of Delaware, Inc. and Commerce Bank, N.A.

10.53/ Amendment to Term Loan Note dated as of March 30, 2001 by and among ImageMax, Inc., together with its wholly-owned subsidiary, ImageMax of Delaware, Inc., and FirsTrust Bank.

10.54//+ Amended and Restated Employment Agreement between ImageMax, Inc. and Mark P. Glassman dated as of June 27, 2001.

16###               Letter from Arthur Andersen, LLP dated September 28, 2000.

21%                 Subsidiaries.

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

/ Incorporated by reference to the designated exhibit of the Company's Quarterly Report or Form 10-Q filed on May 15, 2001 (file number 000- 23077)

// Incorporated by reference to the designated exhibit of the Company's Quarterly Report or Form 10-Q filed on August 14, 2001 (file number 000- 23077)

/// Incorporated by reference to the designated exhibit of the Company's Quarterly Report or Form 10-Q filed on November 14, 2001 (file number 000-23077)

(b) Reports on Form 8-K.

* Incorporated by reference to the designated exhibit of the Company's Form 8-K filed on November 7, 2001, concerning third quarter 2001 operating results and technical default of senior credit agreement financial covenants.

* * Incorporated by reference to the designated exhibit of the Company's Form 8-K filed on October 26, 2001 concerning the resignation of Andrew R. Bacas from the Board of Directors of ImageMax, Inc.

                        IMAGEMAX, INC. AND SUBSIDIARIES

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

                         FINANCIAL STATEMENT SCHEDULE


                                                                                          PAGE
                                                                                          ----
Report of Ernst & Young LLP..........................................................     F-2

Report of Arthur Andersen  LLP.......................................................     F-3

Consolidated Balance Sheets..........................................................     F-4

Consolidated Statements of Operations................................................     F-5

Consolidated Statements of Shareholders' Equity......................................     F-6

Consolidated Statements of Cash Flows................................................     F-7

Notes to Consolidated Financial Statements...........................................     F-8

Financial Statement Schedule:

II.  Valuation and Qualifying Accounts...............................................     F-24

                        Report of Independent Auditors

The Board of Directors and Shareholders,
ImageMax, Inc.

We have audited the accompanying consolidated balance sheets of ImageMax, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2001. Our audit also included the financial statement schedule for the two years ended December 31, 2001 listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImageMax, Inc. and subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the 2001 and 2002 information set forth therein.

                                                       /s/ Ernst & Young LLP


Philadelphia, Pennsylvania
March 22, 2002,
except for note 6 and Note 7 as to which the date is April 12, 2002

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ImageMax, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of ImageMax, Inc. (a Pennsylvania Corporation) and Subsidiaries for the year ended December 31, 1999. These financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and cash flows of ImageMax, Inc. and Subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         /S/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
     March 7, 2000

                        IMAGEMAX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands - except share amounts)

                                                                                          DECEMBER 31
                                                                                          -----------
                                                                                     2001              2000

                                 ASSETS
Current assets:
       Cash and cash equivalents...............................................   $      84         $   2,248
       Accounts receivable, net of allowance for doubtful
         accounts of $488 and $506, as of December 31, 2001
         and 2000, respectively................................................       7,621            10,080
       Inventories.............................................................       1,236             1,526
       Prepaid expenses and other..............................................         585             1,238
                                                                                  ---------         ---------

              Total current assets.............................................       9,526            15,092

Property, plant and equipment, net.............................................       3,249             4,374
Intangibles, primarily goodwill, net...........................................      35,171            42,689
Other assets...................................................................         477               805
                                                                                  ---------         ---------

              Total assets.....................................................   $  48,423         $  62,960
                                                                                  =========         =========
               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Short-term debt and current portion of long-term
         debt..................................................................   $   2,031         $   6,431
       Accounts payable........................................................       2,711             2,332
       Accrued expenses........................................................       3,088             3,607
       Deferred revenue........................................................       1,382             2,513
                                                                                  ---------         ---------

              Total current liabilities........................................       9,212            14,883


Long-term debt.................................................................       5,813             5,365
Subordinated convertible debt, net of discount of $294 and $432 at
2001 and 2000, respectively....................................................       5,706             5,568
Other long-term liabilities....................................................          --                51
Commitments and contingencies (Note 10)
Shareholders' equity:
       Preferred stock, no par value, 10,000,000 shares
         authorized, none issued...............................................          --                --
       Common stock, no par value, 40,000,000 shares
         authorized 6,793,323 and 6,686,368 shares issued and
         outstanding at December 31, 2001 and 2000,
         respectively..........................................................      53,494            53,455
       Accumulated deficit.....................................................     (25,802)          (16,362)
                                                                                  ---------         ---------

              Total shareholders' equity.......................................      27,692            37,093
                                                                                  ---------         ---------

              Total liabilities and shareholders' equity.......................   $  48,423         $  62,960
                                                                                  =========         =========


                            See accompanying notes.

                        IMAGEMAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands - except share and per share amounts)

                                                                                  YEAR ENDED DECEMBER 31
                                                                      ---------------------------------------------
                                                                          2001            2000              1999
                                                                      ----------       -----------       ----------
Revenues:
     Services.....................................................    $   38,375       $   47,964        $   47,960
     Products.....................................................         7,855           10,134            12,263
                                                                      ----------       ----------        ----------
                                                                          46,230           58,098            60,223
                                                                      ----------       ----------        ----------
Cost of revenues:
     Services.....................................................        23,460           29,481            29,615
     Products.....................................................         4,775            6,318             7,864
     Depreciation.................................................         1,612            1,998             1,785
                                                                      ----------       ----------        ----------
                                                                          29,847           37,797            39,264
                                                                      ----------       ----------        ----------
             Gross profit.........................................        16,383           20,301            20,959
Selling and administrative expenses...............................        16,176           15,737            16,378
Amortization of intangibles.......................................         2,021            1,933             1,844
Restructuring charge..............................................         5,939               --               827
Investment advisory fees and expenses.............................            --               --               550
                                                                      ----------       ----------        ----------
             Operating income (loss)..............................        (7,753)           2,631             1,360
Interest expense..................................................         1,586            2,189             2,131
                                                                      ----------       ----------        ----------
             Income (loss) before income taxes....................        (9,339)             442              (771)
Income taxes......................................................           101               40                --
                                                                      ----------       ----------        ----------
Net income (loss).................................................    $   (9,440)      $      402        $     (771)
                                                                      ==========       ==========        ==========
Basic and diluted net income (loss) per share.....................    $    (1.40)      $     0.06        $    (0.12)
                                                                      ==========       ==========        ==========
Shares used in computing basic
     net income (loss) per share..................................     6,724,298        6,654,468         6,578,984
                                                                      ==========       ==========        ==========
Shares used in computing diluted
     net income (loss) per share..................................     6,724,298        6,657,626         6,578,984
                                                                      ==========       ==========        ==========

                            See accompanying notes.

                        IMAGEMAX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (In thousands - except share amounts)


                                                                     COMMON      STOCK        ACCUMULATED
                                                                     SHARES      AMOUNT       DEFICIT        TOTAL
                                                                     ------      ------       -------        -----

BALANCE, DECEMBER 31, 1998......................................    6,479,739    $52,645     $(15,993)     $ 36,652

     Issuance of Common stock for
       acquisitions.............................................       76,190         85           --            85
     Sale of Common stock.......................................       77,752        107           --           107
     Net loss...................................................           --         --         (771)         (771)
                                                                   ----------    -------     --------      --------

BALANCE, DECEMBER 31, 1999......................................    6,633,681     52,837      (16,764)       36,073

     Value of warrants issued...................................           --        553           --           553
     Sale of Common stock.......................................       52,687         65           --            65
     Net income.................................................           --         --          402           402
                                                                   ----------    -------     --------      --------

BALANCE, DECEMBER 31, 2000......................................    6,686,368     53,455      (16,362)       37,093

     Sale of Common stock.......................................      106,955         39           --            39
     Net loss...................................................           --         --       (9,440)       (9,440)
                                                                   ----------    -------     --------      --------

BALANCE, DECEMBER 31, 2001......................................    6,793,323    $53,494     $(25,802)     $ 27,692
                                                                   ==========    =======     ========      ========

                            See accompanying notes.

                        IMAGEMAX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------

                                                                          2001          2000         1999
                                                                          ----          ----         ----
Cash Flows from Operating Activities:
   Net income (loss)..............................................     $ (9,440)    $    402     $  (771)
     Adjustments to reconcile net income (loss) to net
          cash provided by operating activities-
          Gain on sale of box storage assets......................          (84)          --          --
          Depreciation and amortization of intangibles............        3,378        3,757       3,629
          Amortization of deferred financing costs................          255          174          --
          Imputed interest on subordinated debt...................          138          121          --
          Restructuring charge....................................        5,939           --          --
          Changes in operating assets and liabilities, net
             of effect from acquisitions and divestiture-
             Accounts receivable, net.............................        2,251         (668)      2,389
             Inventories..........................................           66          505         154
             Prepaid expenses and other...........................          653         (400)       (229)
             Other assets.........................................           73          (64)        417
             Accounts payable.....................................          377         (635)     (1,505)
             Accrued expenses.....................................         (467)        (414)     (1,296)
             Deferred revenue.....................................       (1,131)         847        (934)
                                                                       --------     --------     -------
                Net cash provided by
                   operating activities...........................        2,008        3,625       1,854
                                                                       --------     --------     -------
Cash Flows from Investing Activities:
   Purchases of property and equipment............................         (773)        (730)       (362)
   Proceeds from sale of box storage assets.......................          532           --         563
                                                                       --------     --------     -------
                Net cash provided by (used in)
                   investing activities...........................         (241)        (730)        201
                                                                       --------     --------     --------
Cash Flows from Financing Activities:
   Principal payments on long-term debt...........................       (4,270)        (659)       (298)
   Net borrowings (repayments) under line of credit...............          300      (14,642)     (1,589)
   Proceeds from subordinated debt transaction....................           --        6,000          --
   Payment of deferred financing costs............................           --         (630)       (192)
   Proceeds from long-term borrowing..............................           --        7,500          --
   Proceeds from sales of Common and Preferred stock..............           39           65         107
   Proceeds from mortgage transaction.............................           --           --         900
                                                                       --------     --------     -------
                Net cash used in
                   financing activities...........................       (3,931)      (2,366)     (1,072)
                                                                       --------     --------     -------

Net Increase (Decrease) in Cash and Cash Equivalents..............       (2,164)         529         983
Cash and Cash Equivalents, Beginning of Year......................        2,248        1,719         736
                                                                       --------     --------     -------
Cash and Cash Equivalents, End of Year............................     $     84     $  2,248     $ 1,719
                                                                       ========     ========     =======

                            See accompanying notes.

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

Basis of presentation
The accompanying consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. In 2001, the Company incurred a net loss of $9.4 million and, as of December 31, 2001, had an accumulated deficit of $25.8 million. In addition, as more fully described in Note 6, in 2001 the Company violated its financial covenants on the credit facility with its senior lenders under which it had borrowed $6.9 million as of December 31, 2001, which required the Company to enter into a new credit facility with the senior lenders and, as a result, to also amend its subordinated note agreement. These factors create significant uncertainty about the Company's ability to continue as a going concern. In April 2002, the Company entered into a commitment letter to amend the credit facility with its senior lenders, which require the Company on a quarterly basis beginning in June 2002, to meet a specified level of EBITDA and to not exceed a maximum leverage ratio, as defined. The Company has implemented a sales and operating plan in 2002, which includes certain cost deferral and cost reduction measures in the event the Company does not perform as expected. The Company believes that this 2002 plan will enable it to meet its quarterly financial covenants throughout 2002, and therefore have the necessary financing to continue as a going concern.

Use of estimates
The preparation of financial statements are in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue recognition
Service and product revenues are recognized when the services are rendered or products are shipped to customers. Deferred revenue represents payments for services that are billed in advance of performance. No single customer exceeded 5% of consolidated revenues for any period presented.

Media conversion revenues are recognized on a percentage of completion method with progress-to-completion measured based primarily upon labor hours incurred or units completed.

                        IMAGEMAX, INC. AND SUBSIDIARIES

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

Cash and cash equivalents
The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. At December 31, 2001 and 2000, cash equivalents primarily consisted of funds in money market accounts.

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories primarily represent microfiche viewing and imaging equipment that the Company offers for sale, service parts and related supplies.

Property, plant and equipment
Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (see Note 3). Leasehold improvements are amortized over the lesser of their useful life or the term of the lease. Amortization of assets recorded as capital leases is included with depreciation expense.

Intangibles
Intangibles consist of goodwill and developed technology (see Note 4). Goodwill, representing the excess of cost over the fair value of the net tangible and identifiable intangible assets of acquired businesses (see Note 4), is stated at cost and is amortized over its estimated life (principally 30 years). and developed technology is amortized over 7 years. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the intangibles assets should be revised or that the remaining balance of such assets may not be recoverable. When the Company concludes it is necessary to evaluate its long-lived assets, including intangibles, for impairment, the Company will use an estimate of the related undiscounted cash flow as the basis to determine whether impairment has occurred. If such a determination indicates an impairment loss has occurred, the Company will utilize the valuation method that measures fair value based on the best information available under the circumstances.

                        IMAGEMAX, INC. AND SUBSIDIARIES

Derivative financial instruments
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires entities to record all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in each period in current earnings or other comprehensive income, based on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges is recognized in earnings. The Company adopted SFAS 133, as amended, effective January 1, 2001. The adoption of SFAS 133 had no effect on the Company's financial position and results of operations.

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

Accounting for stock-based compensation
Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), encourages entities to record compensation expense for stock-based employee compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company accounts for stock-based compensation in accordance with APB 25. Note 9 presents pro forma results of operations as if SFAS 123 had been used to account for stock-based compensation plans.

Supplemental cash flow information
Interest paid was $1,384,000, $2,123,000, and $2,074,000 for the years ended December 31, 2001, 2000, and 1999 respectively. Income taxes paid were $181,000, $85,000, and $98,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Fair value of financial instruments
Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at fair value due to their short-term nature. The carrying amount of long-term debt and capital lease obligations approximates fair value on the balance sheet dates.

                        IMAGEMAX, INC. AND SUBSIDIARIES

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.s 141 and 142, "Business Combinations" And "Goodwill and Other Intangibles." FASB 141 requires all business combinations initiated after July 1, 2001, to be accounted for using the purchase method. FASB 142 concluded that purchased goodwill would not be amortized but would be reviewed for impairment when certain events indicate that the goodwill of a reporting unit is impaired. The impairment test will use a fair value based approach, whereby if the implied fair value of a reporting unit's good will is less than its carrying amount, goodwill would be considered impaired. FASB 142 does not require that goodwill be tested for impairment upon adoption unless an indicator of impairment exists at that date. However, it would require that a benchmark assessment be performed for all existing reporting units with six months of the date of adoption. The new goodwill model applies not only to goodwill arising from acquisitions completed after the effective date, but also to goodwill previously recorded.

As of January 1, 2002, all goodwill and indefinite-lived intangible assets must be tested for impairment and a transition adjustment will be recognized. Management has not yet determined the exact amount of goodwill impairment under these new standards, but believes the non-cash cumulative effect charge to equity will be approximately $6.0 to $8.0 million and recognized in the first quarter of 2002. Amortization of goodwill will cease as of January 1, 2002, and, thereafter, all goodwill and any indefinite-lived intangible assets must be tested at least annually for impairment. The effect of the non-amoritzation provisions on 2002 operations cannot be forecast, but if these rules had applied to goodwill in 2001, management believes that full-year 2001 net earnings would have increased by approximately $1.8 million ($0.27 per share).

In August 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), was issued. This statement significantly changes the method of accruing for costs that an entity is legally obligated to incur associated with the retirement of fixed assets. The Company will evaluate the impact and timing of implementing SFAS No. 143, which is required no later than January 1, 2003.

Accounting Pronouncements Pending Adoption
In August 2001, the FASB issued Statement of Financial Accounting Standards
No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This statement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the provisions of Accounting Principles Board Opinion 30 Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions that relate to reporting the effects of a disposal of a segment of a business. The Company is currently evaluating the impact of adopting SFAS No. 144 on its consolidated financial statements. Implementation of this standard is required no later than January 1, 2002.


3. PROPERTY, PLANT AND EQUIPMENT:

                                                      ESTIMATED            DECEMBER 31
                                                    USEFUL LIVES           -----------
                                                       (YEARS)          2001          2000
                                                        -----           ----          ----
      Building and improvements..................       2-40        $ 1,622,000   $ 1,507,000
      Machinery and equipment....................        3-5          7,367,000     7,141,000
      Furniture and office equipment.............          5            651,000       575,000
      Transportation equipment...................          5            569,000       499,000
                                                                    -----------   -----------
                                                                     10,209,000     9,722,000
      Less: Accumulated depreciation and amortization                (6,960,000)   (5,348,000)
                                                                    -----------   -----------
                                                                    $ 3,249,000   $ 4,374,000
                                                                    ===========   ===========

As of December 31, 2001 and 2000, the Company had $70,000 and $38,000 in equipment, net of accumulated amortization, financed under capital leases, respectively.

                        IMAGEMAX, INC. AND SUBSIDIARIES

4. INTANGIBLE ASSETS:
                                                           DECEMBER 31,
                                                           ------------
                                                       2001            2000
                                                       ----            ----
     Goodwill..................................    $41,202,000      $46,954,000
     Developed technology......................        820,000          820,000
                                                   -----------      -----------
                                                    42,022,000       47,774,000
     Less: Accumulated amortization............     (6,851,000)      (5,085,000)
                                                   -----------      -----------
                                                   $35,171,000      $42,689,000
                                                   ===========      ===========

Included in the restructuring charge on the statement of operations of $5,939,000 in 2001, the Company wrote off $5,389,000 of goodwill related to three production facilities shut down in the first quarter of 2002 (see Note
12).

Other than the estimated range of impact on Goodwill from adopting FAS 142 (See
Note 2), as of December 31, 2001, the Company believes that no revisions of the remaining useful lives or write-downs of intangible assets are required; however, the Company's continuing review of its business units may lead to write-downs in the future.

5. ACCRUED EXPENSES:
                                                   DECEMBER 31
                                                   -----------
                                               2001           2000
                                               ----           ----

     Compensation and benefits..........    $1,144,000     $1,800,000
     Insurance premium payable..........        75,000        619,000
     Professional fees..................       149,000        162,000
     Restructuring costs (Note 12)......       475,000             --
     Other..............................     1,245,000      1,026,000
                                             ---------     ----------
                                            $3,088,000     $3,607,000
                                            ==========     ==========

                        IMAGEMAX, INC. AND SUBSIDIARIES

6. LONG-TERM DEBT:

Long-term debt consists of the following:

                                                             DECEMBER 31
                                                             -----------
                                                         2001           2000
                                                         ----           ----
    Revolving credit line........................    $ 4,169,000    $ 3,869,000
    Term loan....................................      2,730,000      7,000,000
    Mortgage loan................................        879,000        863,000
    Other debt and capital lease obligations.....         66,000         64,000
                                                     -----------    -----------
                                                     $ 7,844,000     11,796,000

    Less- Current portion........................     (2,031,000)    (6,431,000)
                                                     -----------    -----------

                                                     $ 5,813,000    $ 5,365,000
                                                     ===========    ===========

On June 12, 2000, the Company closed on a $14.5 million senior credit facility (the "Credit Facility") pursuant to the Credit Agreement dated June 9, 2000 (the "Credit Agreement") with Commerce Bank, N.A. and FirsTrust Bank (together, the "Banks"). The Credit Facility consisted of a two-year $7.0 million revolving credit line (the "Revolving Credit Line") and a four-year $7.5 million term loan (the "Term Loan").

Under the Revolving Credit Line, interest was payable monthly at the prime rate plus 1.5% (effective rate of 6.25% as of December 31, 2001). The outstanding principal amount of the Revolving Credit Line was approximately $4.2 million as of December 31, 2001 and was due and payable at the end of the term in June 2002. The weighted average interest rate on short-term borrowings was 8.41% in 2001. Borrowing availability was based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. At December 31, 2001, $106,000 was available under the credit line.

Under the Term Loan, interest is payable monthly at the prime rate plus 2.0% (effective rate of 6.75% as of December 31, 2001). The outstanding principal amount of the Term Loan was $2.73 million as of December 31, 2001 and was due and payable in quarterly payments of $500,000 commencing September 30, 2000 until March 31, 2004. In addition, on an annual basis, the Company was required to reduce the principal amount outstanding under the Term Loan to the extent that EBITDA (as defined in the Credit Agreement), as adjusted, exceeded certain specified levels set forth in the Credit Agreement and upon certain asset sales by the Company, if any.

The Credit Facility restricts the payment of dividends and was secured by substantially all assets of the Company and required maintenance of various financial and restrictive covenants including minimum levels of EBITDA and net worth. The Company also issued warrants to the Banks to purchase an additional 100,000 shares of common stock of the Company (subject to downward adjustment under certain circumstances) at $3.50 per share. The warrants are exercisable beginning one year from the date of issuance. The warrants expire five years from the date of issuance. The Company also paid $242,500 in bank fees to the Banks upon closing.

On March 30, 2001, the Company entered into an amendment to the Credit Facility (the "Amendment") which reduced the minimum levels of EBITDA required under the restrictive covenants. In addition, the Amendment increased the level of payments under the Term Loan by a minimum of $1,000,000 over a 12 month period. The increase included minimum payments of $600,000 on May 30, 2001, $150,000 on June 30, 2001, and $150,000 on September 30, 2001, all of which were made. The balance of $100,000 was split over December 31, 2001 and March 31, 2002 and was repaid.

The Company has been in technical default on its senior Credit Facility (relating to EBITDA and net worth covenants) since September 30, 2001. In order to remedy such default, on April 12, 2002, the Company and the Banks have entered into a commitment letter to restructure the Credit Facility.

The commitment letter provides that the Company and the Banks will enter into a new $7.48 million senior credit facility (the "New Credit Facility") with the senior lenders consisting of a $5.25 million revolving credit line (the "New Revolving Credit Line") and a $2.23 million term loan (the "New Term Loan").

Under the New Revolving Credit Line, interest will be payable monthly at prime plus 2.0% with principal due and payable June 30, 2003. Borrowing availability under the New Revolving Credit Line is based on the level of the Company's eligible accounts receivable (as defined).

Under the New Term Loan, interest will be payable monthly at prime plus 2.0% with principal due and payable in three consecutive quarterly installments of $500,000 commencing June 30, 2002 with two additional quarterly installments of $365,000 due on March 31, 2003 and June 30, 2003.

The New Credit Facility restricts the payment of dividends, is secured by substantially all of the assets of the Company and requires maintenance of various financial and restrictive covenants including a minimum level of quarterly EBITDA of $750,000 (commencing with the second quarter of 2002), total liabilities cannot exceed fifty percent (50%) of net worth (as defined) and no interest payment on the subordinated convertible notes issued to the Investors (as defined below) until February 15, 2004. The Company will also pay $60,000 in bank fees upon closing the New Credit Facility, and an additional $58,000 will be due 90 days after closing.

                        IMAGEMAX, INC. AND SUBSIDIARIES

In connection with the Revised Credit Facility, the Company entered into an interest rate cap agreement maturing on June 9, 2002, with a total notional amount of $6,000,000. The Company paid the counterparty a premium of $29,000 on June 9, 2000, and will receive monthly an amount equal to the product of the amount by which the Prime Rate 4.75% at December 31, 2001) exceeds the Cap Rate (11.5%) multiplied by the notional amount. During 2001 and 2000, the Prime Rate has not exceeded the Cap Rate. Accordingly, the Company has not received any payments under this agreement during 2001 and 2000.

In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to a Company-owned property that houses a business unit operation. The Company received $869,000 in proceeds, net of closing costs, from the transaction. In July 1999, the $869,000 was applied to the balance of the Credit Facility. Interest on the mortgage is at the greater of 8.50% or the U.S. Treasury rate plus 375 basis points 9.00% at December 31, 2001). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $10,000.

The future scheduled principal payments on the Company's long-term debt and subordinated convertible debt (see Note 7) in accordance with the Banks commitment is as follows:

          2002.................................................   $ 2,031,000
          2003.................................................     4,932,000
          2004.................................................     6,026,000
          2005.................................................        27,000
          2006.................................................        16,000
          Thereafter...........................................       812,000
                                                                  -----------
                                                                  $13,844,000
                                                                  ===========

                        IMAGEMAX, INC. AND SUBSIDIARIES

7. SUBORDINATED CONVERTIBLE DEBT:

On February 15, 2000, the Company completed a $6 million financing transaction involving the sale of convertible subordinated notes (the "Notes") and warrants (the "Investor Warrants") to TDH III, L.P. ("TDH"), Dime Capital Partners, Inc. and Robert E. Drury (collectively, the "Investors"). The proceeds of this financing were used to repay $5 million under the previous credit facility, and provide working capital for the Company. Additionally, J.B. Doherty, the managing general partner of TDH, and Mr. Drury, joined the Company's Board of Directors.

The Notes were due and payable upon the fourth anniversary of the date of issuance and accrue interest at nine percent (9%) payable semi-annually. The Company cannot voluntarily prepay the Notes. The Notes were initially convertible into the Company's Common stock, no par value, at $3.50 per share, which price may have been adjusted downward if, under certain circumstances, the holders thereof convert the Notes prior to February 15, 2003. The Company also issued the Investor Warrants to the Investors to purchase an additional 1,800,000 shares of Common stock of the Company (subject to downward adjustment under certain circumstances), no par value, at $3.50 per share. The Investor Warrants are exercisable beginning the later of (i) one year from the date of issuance or (ii) the conversion of the Notes into Common Stock. The Investor Warrants expire on February 15, 2005. The estimated fair value of the Investor Warrants of $553,000 has been recorded as an increase to shareholders' equity and a related reduction in the carrying amount of the Notes. The Company is amortizing the $553,000 discount over the four-year term of the Notes.

In order for the Company to enter into the commitment letter with its senior lenders to restructure the Credit Facility, the Investors had to commit to forego payments of interest until February 15, 2004 on the Notes. As consideration for such forbearance of interest, on April 13, 2002, the Company and the Investors entered into a commitment letter to amend the $6 million subordinated debt agreement. Under the terms of the commitment letter, the Investors will receive new convertible subordinated notes (the "New Notes") that will replace the existing Notes purchased by the Investors on February 15, 2000 and outstanding interest of $0.27 million will be capitalized. The New Notes and accrued interest will be due and payable on February 14, 2004. Interest will accrue at nine percent (9%) per annum, compounded semi-annually. $1.9 million of the principal amount of the New Notes will be voluntarily convertible into the Company's Common Stock, no par value, at a reduced price of $0.40 per share, for approximately 4.8 million shares of Common Stock.

In the event that the Investors convert the New Notes or the Company pays all of the outstanding balance on February 15, 2004, the commitment letter provides that the Investor Warrants will be cancelled. If, however, the Company pays substantially all (a minimum of seventy-five percent (75%)) of the New Notes on February 15, 2004, the commitment letter provides that the Investor Warrants will be cancelled and additional warrants (the "Additional Warrants") will be issued for the purchase of 8.2 million shares, no par value, at a price equal to the lesser of (i) $0.25 or (ii) 80% of the then current market price of the Common Stock, which Additional Warrants will be exercisable until February 15, 2006. In the event that the Company elects to pay seventy-five percent (75%) of the outstanding balance on February 15, 2004, the commitment letter provides that the remainder of the outstanding balance will be due on February 15, 2005, and the Additional Warrants cannot be voted or exercised during such year extension; provided, however, that if the Company does not pay the remaining outstanding balance by February 15, 2005, the Additional Warrants would become exercisable and the voting rights are effective. In the event that the Company receives an extension to pay the remainder of the balance until February 15, 2005, the Investors elect to convert the New Notes, and the Company pays the remainder due on February 15, 2005, the commitment letter provides that the Additional Warrants will be cancelled; provided, however, that if the Investors do not convert, the Additional Warrants will be reduced so that the Investors can purchase up to an aggregate of 2.1 shares of Common Stock, no par value, which will be exercisable until February 15, 2006. If the Company cannot meet the minimum payment threshold on February 15, 2004, the Investor Warrants will be cancelled, the Additional Warrants will be exercisable and the shares of Common Stock exercisable thereunder shall be voted by the Investors.

                        IMAGEMAX, INC. AND SUBSIDIARIES

8. INCOME TAXES:

No current income tax provision was recognized in 2001 due to the Company's loss position. A deferred tax expense was recognized in 2001 for the additional valuation allowance recorded to offset the net Deferred Tax Asset of $101,000.

At December 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $15.9 million expiring in 2016 through 2021. The net operating loss carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses for financial and income tax reporting purposes, as well as, the nondeductibility of the special compensation and acquired research and development charges, loss on the sale of business units and goodwill amortization. The timing and manner in which the company will utilize the net operating loss carryforwards in any year, or in total, may be limited by the provision of the internal revenue service code. Such limitation may have an impact on the ultimate realization and timing of these net operating loss carryforwards.

The components of income taxes are as follows:

                                                                                       YEAR ENDED
                                                                                       DECEMBER 31
                                                                                       -----------

                                                                         2001              2000               1999
                                                                         ----              ----               ----
     Current:
     Federal....................................................           --          $  7,800          $      --
     State......................................................           --            32,200                 --
                                                                     --------          --------          ---------
                                                                           --            40,000                 --
                                                                     --------          --------          ---------
     Deferred:
     Federal....................................................       78,241                --             27,000
     State......................................................       22,759                --              5,000
                                                                     --------          --------          ---------
                                                                      101,000                --             32,000
                                                                     --------          --------          ---------
     Change in valuation allowance..............................           --                --            (32,000)
                                                                     --------          --------          ---------
                                                                     $101,000          $ 40,000          $      --
                                                                     ========          ========          =========

The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                        IMAGEMAX, INC. AND SUBSIDIARIES

                                                                                     YEAR ENDED
                                                                                     DECEMBER 31
                                                                                     -----------

                                                                        2001               2000             1999
                                                                        ----               ----             ----
     Income tax rate............................................        34.0%                34.0%            (34.0)%
     State income taxes, net of federal tax benefit.............        (0.2)                 4.8              (5.6)
     Nondeductible loss on sale of business units...............          --                   --                --
     Other nondeductible items..................................         0.3                  5.9               6.4
     Nondeductible goodwill amortization........................        (1.1)                56.0              37.5
     Change in valuation reserve................................       (33.8)               (91.7)             (4.3)
     Other                                                              (0.3)                  --                --
                                                                       -----              -------         ---------
                                                                        (1.1)%                9.0%               --%
                                                                       =====              =======         =========

The tax effect of temporary differences that give rise to deferred taxes are as follows:

                                                                                                DECEMBER 31
                                                                                                -----------
                                                                                         2001                 2000
                                                                                         ----                 ----
         Gross deferred tax assets:
         Accruals and reserves not currently deductible.........                         421,000          $   376,000
         Net operating loss carryforwards.......................                       5,347,000            2,222,000
         Other..................................................                         224,000              255,000
         Valuation allowance....................................                      (5,004,000)          (1,867,000)
                                                                                     -----------          -----------
                                                                                     $   988,000          $   986,000
                                                                                     ===========          ===========
         Gross deferred tax liabilities:
         Depreciation...........................................                     $    79,000          $    38,000
         Goodwill amortization..................................                         909,000              847,000
                                                                                     -----------          -----------
                                                                                     $   988,000          $   885,000
                                                                                     ===========          ===========

At December 31, 2001, a valuation allowance was established for the Company's tax benefit based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The increase (decrease) in the valuation allowance was $3,137,000 in 2001, $(573,000) in 2000, and $33,000 in 1999.

                        IMAGEMAX, INC. AND SUBSIDIARIES

9. BENEFIT PLANS:

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

                                                                 OPTIONS OUTSTANDING
                                                                 -------------------

                                                AVAILABLE                         PRICE            AGGREGATE
                                                FOR GRANT        SHARES         PER SHARE            PRICE
                                                ---------        ------         ---------            -----
         Balance, December 31, 1998...........    121,000        479,000       2.19  - 12.00        2,859,375
           Authorized.........................  1,000,000             --                  --               --
           Granted............................    (58,000)        58,000                1.75          101,500
           Cancelled..........................     72,000        (72,000)      2.19  - 12.00         (473,375)
                                                ---------      ---------                           ----------
         Balance, December 31, 1999...........  1,135,000        465,000       1.75  - 12.00        2,487,500
           Granted............................   (948,500)       948,500        .81  -  1.72        1,537,280
           Cancelled..........................    341,500       (341,500)      1.50  -  2.38         (623,813)
                                                ---------      ---------                           ----------
         Balance, December 31, 2000...........    528,000      1,072,000      $ .81  - 12.00       $3,400,967
           Authorized.........................         --             --                  --               --
           Granted............................   (472,500)       472,500        .20  -   .69          209,588
           Cancelled--......................      161,500       (161,500)       .45  -  1.69         (240,188)
                                                ---------      ---------      --------------       ----------
         Balance, December 31, 2001               217,000      1,383,000      $ .20  -$12.00       $3,370,368
                                                =========      =========      ==============       ==========

Set forth below are the outstanding options at December 31, 2001, summarized by range of exercise price:

                        IMAGEMAX, INC. AND SUBSIDIARIES

                                NUMBER              WEIGHTED         WEIGHTED           NUMBER           WEIGHTED
     RANGE OF               OUTSTANDING AT          AVERAGE          AVERAGE        EXERCISABLE AT       AVERAGE
     EXERCISE PRICES           12/31/01         REMAINING LIFE    EXERCISE PRICE      12/31/01        EXERCISE PRICE
     ---------------           --------         --------------    --------------      --------        --------------
     $0.20 to $0.63            464,500               4.4             $ 0.44                 --               --
     $0.81 to $1.75            601,500               3.7             $ 1.63            219,833           $ 1.64
     $2.19 to $2.38            167,000               6.8             $ 2.31            167,000           $ 2.31
     $12.00                    150,000               1.1             $12.00            150,000           $12.00

For purposes of the SFAS No. 123 disclosure requirements, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model using the following assumptions: weighted average risk free interest rate of 5.0%, 6.5%, and 6.2 in 2001, 2000, and 1999, respectively, an expected life of 5 years, expected dividend yield of zero, and an expected volatility of 57% in 2001 and 40% in 2000 and 1999.


The weighted average fair value of options granted during 2001, 2000 and 1999 is estimated at $0.26, $0.72, and $0.90 per share under option, respectively. The following pro forma results would have been reported had compensation cost been recorded for the fair value of the options granted:

                                                                                        YEAR ENDED DECEMBER 31
                                                                                        ----------------------

                                                                                  2001               2000           1999
                                                                                  ----               ----           ----
         Net income (loss), as reported....................................   $(9,440,000)         $402,000    $  (771,000)
         Pro forma net income (loss).......................................    (9,635,000)         $131,000    $(1,108,000)
         Basic and diluted income (loss) per share, as reported............         (1.40)         $   0.06    $     (0.12)
         Pro forma basic and diluted income (loss) per share...............         (1.43)         $   0.02    $     (0.17)

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

                         IMAGEMAX, INC. AND SUBSIDIARIES

For the year ended December 31, 2001, and 2000, employees purchased 106,955 and 52,687 shares under the Purchase Plan of which 77,662 and 39,489 shares were issued in 2001 and 2000, respectively.

Effective December 31, 2001, the Purchase Plan has been suspended indefinitely because the maximum amount of shares available under the Purchase Plan have been purchased by employees of the Company.

The Company also maintains a defined contribution 401(k) plan, which permits participation by substantially all employees. In connection with the plan, the Company's matching contribution charged to expense was approximately $98,000 in 2001, $115,000 in 2000, and $118,000 in 1999.

10. COMMITMENTS AND CONTINGENCIES:

Operating leases

The Company leases operating facilities, office equipment and vehicles under non-cancelable leases. Rent expense under operating leases for the years ended December 31, 2001, 2000 and 1999 was $1,840,000, $1,455,000, and $1,558,000
respectively. Future minimum lease payments under noncancelable operating leases as of December 31, 2001 are as follows:


          2002........................................   1,190,000
          2003........................................     795,000
          2004........................................     638,000
          2005........................................     396,000
          2006........................................     258,000
          2007 and thereafter.........................     455,000
                                                       -----------
                                                        $3,732,000
                                                       ===========

The Company leases operating facilities at prices, which, in the opinion of management, approximate market rates from entities that are owned by certain shareholders and employees of the Company. Rent expense on these leases was $316,000, $314,000, and $536,000 for the years ended December 31, 2001, 2000 and
1999, respectively.

                         IMAGEMAX, INC. AND SUBSIDIARIES

Employment agreements

The Company has entered into employment agreements with each of its officers and several key members of management that provide for minimum annual compensation. Future minimum compensation commitments under these agreements as of December 31, 2001 are as follows:


          2002........................................  $  580,000
          2003........................................     288,000
          2004........................................     175,000
          2005........................................         ---
          2006........................................         ---
                                                       -----------
                                                        $1,043,000
Separation agreements                                  ===========

During 2001, the Company and two of its former executive officers and other employees entered into separation agreements upon termination of their employment with the Company. The separation agreements provided $300,000 of compensation and benefits, which has been charged to the statement of operations for the year ended December 31, 2001.

Other matters

The Company is party to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company occasionally enters into agreements with its suppliers in the normal course of business that require the Company to purchase minimum amounts of inventory in future years in order to obtain favorable pricing. These commitments at December 31, 2001 are not considered material.

                         IMAGEMAX, INC. AND SUBSIDIARIES

11. RESTRUCTURING CHARGES:

For the year ended December 31, 2001, the Company recorded a restructuring charge of $5,939,000 related to the closing of production facilities in Dayton, OH, Lincoln, NE, and Portland, OR in the fourth quarter. The charge incurred consisted of non-cash goodwill write-offs of $5,389,000, severance costs of $167,000 and facility costs of $383,000 and is expected to yield $0.7 million of annual cash flow through reduction of personnel and facilities costs. Total non-recurring non-cash charges in the 2001 restructuring charge amounted to $5,465,000. These actions are consistent with the Company's strategy to improve ongoing operating results, optimize its operating capacity and fund entry into the Los Angeles market in 2002.

As of December 31, 2001, accrued restructuring charges (classified as accrued expenses) amounted to $475,000, of which $167,000 related to severance payments with the remaining amount attributable to facility costs. During the year ended December 31, 2000, the Company paid $263,000 of accrued restructuring charges, of which $196,000 related to severance payments with the remaining $67,000 attributable to lease termination costs.

For the year ended December 31, 1999, the Company recorded a restructuring charge of $827,000 related to the closing of the Indianapolis business unit (comprising $557,000, including a write off of $300,000 in related goodwill) and executive severance payments.


12. GAIN ON SALE OF BOX STORAGE ASSETS:

For the year ended December 31, 2001, the Company recorded a gain on sale of box storage assets of $84,000 related to the sale in October 2001 of its assets in Emeryville, CA. The gain represents the difference between the net proceeds from the transaction and the net asset values, including $366,000 of goodwill. For the year ended December 31, 2001, these assets accounted for $250,000 and $(50,000) of the Company's consolidated revenues and operating loss, respectively.

                         IMAGEMAX, INC. AND SUBSIDIARIES

13. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                                   Quarter ended,
                                                         March 31, 2001    June 30, 2001September 30, 2001December 31, 2001
                                                         --------------    ------------------------------------------------
Revenues.............................................       $12,275,000     $ 13,304,000       $10,613,000     $ 10,038,000
Gross profit.........................................         4,392,000        4,834,000         3,808,000        3,349,000
Net income (loss) (1)................................          (371,000)        (199,000)         (580,000)      (8,290,000)
Net income (loss) per share (basic and diluted)             $     (0.06)    $      (0.03)      $     (0.09)           (1.22)


                                                                                   Quarter ended,
                                                         March 31, 2000   June 30, 2000September 30, 2000December 31, 2000
                                                         --------------   -------------------------------------------------

Revenues.............................................       $14,693,000     $ 16,003,000       $13,974,000     $ 13,428,000
Gross profit.........................................         5,465,000        5,774,000         4,738,000        4,324,000
Net income (loss)..................................             414,000          472,000          (138,000)        (346,000)
Net income (loss) per share (basic and diluted)......       $      0.06     $       0.07       $     (0.02)    $      (0.05)

(1) The Company's net income in the quarter ended December 31, 2001 includes a restructuring charge of $5,939,000 and an operating charge of $1,107,000.

4. CONCENTRATION OF CREDIT RISK:

The Company has a broad base of clients and no single client accounted for more than 5% of consolidated revenues for the years ended December 31, 2001, 2000 or 1999. The Company's customers are not concentrated in any specific geographic area, but are concentrated primarily in the health care, financial services, engineering, and legal services industries, as well as certain other vertical markets.

                        IMAGEMAX, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE,
                                        BEGINNING OF   CHARGED TO                  BALANCE,
             DESCRIPTION                    YEAR       EXPENSE    DEDUCTIONS (1)  END OF YEAR
             -----------                    ----       -------    --------------  -----------
Allowance for doubtful accounts:
     2001............................     $506,000     $307,000     $(325,000)      $488,000
     2000............................     $392,000     $349,000     $(235,000)      $506,000
     1999............................     $600,000     $ 92,000     $(300,000)      $392,000


                                         BALANCE,
                                       BEGINNING OF CHARGED TO                         BALANCE,
             DESCRIPTION                   YEAR        EXPENSE    DEDUCTIONS (2)   END OF YEAR
             -----------                   ----        -------    --------------   -----------

Restructuring accruals:
     2001............................  $     0        $ 475,000   $        0        $ 475,000
     2000............................  $   263,000    $     0     $   (263,000)     $   0
     1999............................  $ 1,145,000    $ 827,000   $ (1,709,000)     $ 263,000

(1)      Uncollectible accounts written off, net of recoveries.
(2)      Represents amount paid.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IMAGEMAX, INC.

Dated April 15, 2002                 By: /s/ DAVID B. WALLS
                                     ----------------------

                                     Chief Financial Officer, Treasurer,
                                     and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

    SIGNATURES                 TITLE                              DATE
    ----------                 -----                              ----
/s/ DAVID C. CARNEY      Chairman of the Board of Directors     April 15, 2002
-------------------
David C. Carney

/s/ MARK P. GLASSMAN     Chief Executive Officer and Director   April 15, 2002
--------------------
Mark P. Glassman

/s/ J.B. DOHERTY         Director                               April 15, 2002
----------------
J.B. Doherty

/s/ ROBERT E. DRURY      Director                               April 15, 2002
-------------------
Robert E. Drury

/s/ REX LAMB             Director                               April 15, 2002
------------
Rex Lamb

/s/ H. CRAIG LEWIS       Director                               April 15, 2002
------------------
H. Craig Lewis