Form 10-K/A
period 2001-12-31
IMAGEMAX INC
filed 2002-04-16
CIK 1046032

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                                Amendment No. 1

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

TABLE OF CONTENTS

ITEM                                                                                        PAGE
----                                                                                        ----
PART I.....................................................................................    1
        Item 1.    Business................................................................    1
        Item 2.    Properties..............................................................   11
        Item 3.    Legal Proceedings.......................................................   12
        Item 4.    Submission of Matters to a Vote of Security Holders.....................   12

PART II....................................................................................   13
        Item 5.    Market for Registrant's Common Equity and Related
                   Shareholder Matters ....................................................   13
        Item 6.    Selected Consolidated Financial Data....................................   14
        Item 7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................................   16
        Item 7(a). Quantitative and Qualitative Disclosures about Market Risk..............   21
        Item 8.    Financial Statements and Supplementary Data.............................   22
        Item 9.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.....................................   22

PART III...................................................................................   23
        Item 10.   Directors and Executive Officers of Registrant..........................   23
        Item 11.   Executive Compensation..................................................   23
        Item 12.   Security Ownership of Certain Beneficial Owners and
                   Management..............................................................   26
        Item 13.   Certain Relationships and Related Transactions..........................   30

PART IV....................................................................................   30
        Item 14.   Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K.............................................................   30

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

FAILURE TO MEET THE COMPANY'S OBLIGATIONS TO ITS DEBT HOLDERS COULD ADVERSELY AFFECT THE COMPANY'S OPERATIONS

On April 12, 2002, the Company entered into a commitment letter to restructure its senior bank credit facility and subordinated debt agreements pursuant to a technical default under its previous credit agreement with Commerce Bank N.A. and FirsTrust Bank ("the senior lenders") and a payment default under its subordinated debt agreement with TDH III L.P., Dime Capital Partners, Inc. and Robert E. Drury (collectively the "Sub-Debt Holders"). A default under these new agreements, such as the failure to make required principal and interest payments could result in the senior lenders and Sub-Debt Holders demanding repayment of all outstanding amounts, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

In order for the Company to enter into the commitment letter with its senior lenders to restructure the Credit Facility, the Investors had to commit to forego payments of interest until February 2004. As consideration for such forbearance of interest, on April 12, 2002, the Company and the Investors entered into a commitment letter to amend the $6 million subordinated debt agreement. Under the terms of the commitment letter, the Investors will receive new convertible subordinated notes (the "New Notes") that will replace the existing Notes purchased by the Investors on February 15, 2000 and outstanding interest of $0.27 million will be capitalized. The New Notes and accrued interest will be due and payable on February 15, 2004. Interest will accrue at nine percent (9%) per annum, compounded semi-annually. $1.9 million of the principal amount of the New Notes will be voluntarily convertible into the Company's Common Stock, no par value, at a reduced price of $0.40 per share, for approximately 4.8 million shares of Common Stock.

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

MARK P. GLASSMAN has served as Chief Executive Officer since June 2001. Mr. Glassman joined the Company in February 1998 as Corporate Controller, was promoted to Chief Accounting Officer in October 1998, Chief Financial Officer in May 1999, and served as President and Chief Operating Officer from March 2001 until June 2001. From 1993 to February 1998, Mr. Glassman was employed at Right Management Consultants, Inc., a publicly held international consulting firm, where he held various financial and operational positions, including Corporate Accounting Director and Corporate Director of Planning and Development. From 1987 to 1993, Mr. Glassman was an auditor with Touche Ross & Co. and Deloitte & Touche. Mr. Glassman has an undergraduate degree in Business from Temple University.

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

DAVID B. WALLS has served as our Chief Financial Officer since May 2001, when he joined the Company From March 1995 to September 2000, Mr. Walls was employed at Campbell Soup Company, where he held various operational and corporate finance positions, including Vice President of Finance - Campbell's Away from Home Division and Director - Financial Reporting and Analysis. From 1985 to March 1995, Mr. Walls was an auditor with Price Waterhouse. Mr. Walls has an undergraduate degree in Accounting from Widener University and is a certified public accountant.

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

Mr. Carney was granted 10,000, 58,000, 75,000 and 37,500 options, respectively, on October 1, 1998, June 29, 1999, February 15, 2000 and April 24, 2001 at exercise prices of $2.375, $1.75, $1.6875 and $0.45, the closing price on those dates. One-third of the options grant in 2000, and all of the options granted in 1998 and 1999 were all exercisable at December 31, 2001.

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

Mr. Lane was granted 35,000 and 20,000 options, respectively, on June 1, 2000 and April 24, 2001 at exercise prices of $1.41 and $0.45, the closing prices on those dates. One-third of the options granted in 2000 were exercisable at December 31, 2001.

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

_____________________________
* - Less than 1% of the outstanding Common Stock.

(1) As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security, which means the power to dispose, or direct the disposition, of a security. A person is deemed as of any date to have beneficial ownership of any security that such person has the right to acquire within 60 days after such date.
(2) Represents 1,228,571 and 1,290,000 shares, respectively, issuable upon the conversion of convertible subordinated notes and the exercise of warrants, both of which are exercisable at $3.50 per share within 60 days of April 9, 2002. On April 12, 2002, the Company entered into a commitment to amend the convertible subordinated notes - see "Management's Discussion and Analysis -- Liquidity and Capital Resources".
(3) Includes 937,144 shares beneficially owned by TDH III, LP and issuable upon the conversion of convertible subordinated notes and the exercise of warrants both of which are exercisable at $3.50 per share within 60 days at April 9, 2002. On April 12, 2002, the Company entered into a commitment to amend the convertible subordinated notes - see "Management's Discussion and Analysis -- Liquidity and Capital Resources". See footnote 4 below. Mr. Doherty is the Managing General Partner of TDH III, LP. Excludes 12,000 shares issuable at $0.45 per share upon the exercise of stock options granted April 24, 2001, which are not exercisable within 60 days of April 9, 2002.

(4) Represents 457,144 and 480,000 shares, respectively, issuable upon the conversion of convertible subordinated notes and the exercise of warrants, both of which are exercisable at $3.50 per share within 60 days of April 9, 2002. On April 12, 2002, the Company entered into a commitment to amend the convertible subordinated notes - see "Management's Discussion and Analysis -- Liquidity and Capital Resources".
(5) Includes 100,000 shares issuable upon the exercise of stock options granted which are exercisable at $12.00 per share within 60 days of April 9, 2002 and expire on December 8, 2002.
(6)  As reported on Schedule 13d-3 filed on or about October 23, 2001.
(7) Includes 30,000 and 5,000 shares, respectively, issuable upon the exercise of stock options granted which are exercisable at $2.375 and $1.6875 per share within 60 days of April 9, 2002. Excludes 10,000 and 12,000 shares, respectively, issuable at $1.6875 and $0.45 per share upon the exercise of stock options granted February 15, 2000 and April 24, 2001, which are not exercisable within 60 days of April 9, 2002.
(8) Includes 10,000 and 25,000 shares, respectively, issuable upon the exercise of stock options granted which are exercisable at $2.375 and $1.6875 per share within 60 days of April 9, 2002. Excludes 50,000 and 25,000 shares, respectively, issuable at $1.6875 and $0.45 per share upon the exercise of stock options granted February 15, 2000 and April 24, 2001, which are not exercisable within 60 days of April 9, 2002.
(9) Includes 15,000 and 3,333 shares, respectively, issuable upon the exercise of stock options granted which are exercisable at $2.375 and $1.6875 per share within 60 days of April 9, 2002. Excludes 6,667 and 10,000 shares, respectively, issuable at $1.6875 and $0.45 per share upon the exercise of stock options granted February 15, 2000 and April 24, 2001, which are not exercisable within 60 days of April 9, 2002.
(10) Includes 10,000, 58,000 and 25,000 shares, respectively, issuable upon the exercise of stock options granted which are exercisable at $2.375, $1.75 and $1.6875 per share within 60 days of April 9, 2002. Excludes 50,000 and 37,500 shares, respectively, issuable at $1.6875 and $0.45 per share upon the exercise of stock options granted February 15, 2000 and April 24, 2001, which are not exercisable within 60 days of April 9, 2002.
(11) Includes 28,571 and 30,000 shares, respectively, issuable upon the conversion of convertible subordinated notes and the exercise of warrants, both of which are exercisable at $3.50 per share within 60 days of April 9, 2002. On April 12, 2002, the Company entered into a commitment to amend its convertible subordinated notes -- "Managements' Discussion and Analysis -- Liquidity and Capital Resources". Also includes 5,000 shares issuable upon the exercise of stock options granted which are exercisable at $1.625 per share within 60 days of October 11, 2001. Excludes 10,000 and 12,000 shares, respectively, issuable at $1.625 and $0.45 per share upon the exercise of stock options granted June 9, 2000 and April 24, 2001, which are not exercisable within 60 days of April 9, 2002.
(12) Includes 12,000 and 25,000 shares, respectively, issuable upon the exercise of stock options granted which are exercisable at $2.375 and $1.6875 per share within 60 days of April 9, 2002. Excludes 100,000 shares, half of which are issuable at $1.6875 and half at $0.45 per share, respectively, upon the exercise of stock options granted February 15, 2000 and April 24, 2001, which are not exercisable within 60 days of April 9, 2002.
(13) Excludes 50,000 shares issuable at $0.20 per share upon exercise of stock options granted November 16, 2001 which are not exercisable within 60 days of April 9, 2002.
(14) Includes 11,667 shares issuable upon the exercisable at $1.41 per share within 60 days of April 9, 2002. Excludes 23,333 and 20,000 shares, respectively, issuable at $1.41 and $0.45 per share upon the exercise of stock options granted June 1, 2000 and April 24, 2001, which are not exercisable within 60 days of April 9, 2002.
(15) Includes 5,000 shares issuable upon the exercise of stock options granted which are exercisable at $1.50 per share within 60 days of April 9, 2002. Excludes 10,000 and 12,000 shares, respectively, issuable at $1.50 and $0.45 per share upon the exercise of stock options granted June 5, 2000 and April 24, 2001, which are not exercisable within 60 days of April 9, 2002.
(16) Excludes 20,000 shares issuable at $0.55 per share upon the exercise of stock options granted May 3, 2001 which are not exercisable within 60 days of April 9, 2002.
(17) Includes 485,715 and 510,000 shares, respectively, issuable upon the conversion of convertible subordinated debt and the exercise of warrants, both of which are exercisable at $3.50 per share within 60 days of April 9, 2002. Also includes 240,000 shares which are issuable upon the exercise of stock options granted which are exercisable within 60 days of April 9, 2002, and excludes 470,500 shares issuable upon the exercise of stock options which are not exercisable within 60 days of April 9, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Subordinated Debt Restructuring

         On April 12, 2002, the Company entered into a commitment letter to restructure the subordinated debt held by TDH III, L.P., Dime Capital Partners, Inc., and Robert E. Drury. Mr. Doherty, a member of the Company's Board of Directors, is a principal of TDH III, L.P. Mr. Drury is also a member of the Company's Board of Directors. For a full description of the restructuring see -- "Management's Discussion and Analysis -- Liquidity and Capital Resources."

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImageMax, Inc. and subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the 2001 and 2000 information set forth therein.

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

Intangibles
Intangibles consist of goodwill and developed technology (see Note 4). Goodwill, representing the excess of cost over the fair value of the net tangible and identifiable intangible assets of acquired businesses (see Note 4), is stated at cost and is amortized over its estimated life (principally 30 years) and developed technology is amortized over 7 years. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the intangibles assets should be revised or that the remaining balance of such assets may not be recoverable. When the Company concludes it is necessary to evaluate its long-lived assets, including intangibles, for impairment, the Company will use an estimate of the related undiscounted cash flow as the basis to determine whether impairment has occurred. If such a determination indicates an impairment loss has occurred, the Company will utilize the valuation method that measures fair value based on the best information available under the circumstances.

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

                        IMAGEMAX, INC. AND SUBSIDIARIES

Accounting Pronouncements Pending Adoption

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

In order for the Company to enter into the commitment letter with its senior lenders to restructure the Credit Facility, the Investors had to commit to forego payments of interest until February 15, 2004 on the Notes. As consideration for such forbearance of interest, on April 12, 2002, the Company and the Investors entered into a commitment letter to amend the $6 million subordinated debt agreement. Under the terms of the commitment letter, the Investors will receive new convertible subordinated notes (the "New Notes") that will replace the existing Notes purchased by the Investors on February 15, 2000 and outstanding interest of $0.27 million will be capitalized. The New Notes and accrued interest will be due and payable on February 15, 2004. Interest will accrue at nine percent (9%) per annum, compounded semi-annually. $1.9 million of the principal amount of the New Notes will be voluntarily convertible into the Company's Common Stock, no par value, at a reduced price of $0.40 per share, for approximately 4.8 million shares of Common Stock.

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


14. CONCENTRATION OF CREDIT RISK:

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

                                        IMAGEMAX, INC.

Dated April 16, 2002                 By: /s/ DAVID B. WALLS
                                     ----------------------

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

    SIGNATURES                 TITLE                              DATE
    ----------                 -----                              ----
/s/ DAVID C. CARNEY      Chairman of the Board of Directors     April 16, 2002
-------------------
David C. Carney

/s/ MARK P. GLASSMAN     Chief Executive Officer and Director   April 16, 2002
--------------------
Mark P. Glassman

/s/ J.B. DOHERTY         Director                               April 16, 2002
----------------
J.B. Doherty

/s/ ROBERT E. DRURY      Director                               April 16, 2002
-------------------
Robert E. Drury

/s/ REX LAMB             Director                               April 16, 2002
------------
Rex Lamb

/s/ H. CRAIG LEWIS       Director                               April 16, 2002
------------------
H. Craig Lewis