Form 10-Q
period 2002-03-31
IMAGEMAX INC
filed 2002-05-15
CIK 1046032

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ to _________

                         Commission File Number 0-23077

                           _________________________

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

                              Yes [X]   No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 15, 2002:

       Common Stock, no par value                            6,793,323
       --------------------------                            ---------
                 Class                                   Number of Shares

================================================================================

                                 IMAGEMAX, INC.

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                          Page
     Item 1 - Financial Statements (Unaudited)

          Consolidated Statements of Operations ......................................    1

          Consolidated Balance Sheets ................................................    2

          Consolidated Statements of Cash Flows ......................................    3

          Notes to Consolidated Financial Statements. ................................    4

     Item 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations ......................................................    9

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk .............   13

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K. ......................................   14

SIGNATURES ...........................................................................   15

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands except per share amounts)

                                                                      Three Months
                                                                     Ended March 31,
                                                                     ---------------
                                                                  2002              2001
                                                                  ----              ----
Revenues:

     Services ..............................................   $  8,871           $ 10,270

     Products ..............................................      1,467              2,036
                                                               --------           --------

                                                                 10,338             12,306
                                                               --------           --------
Cost of revenues:

     Services ..............................................      5,131              6,266

     Products ..............................................        924              1,183

     Depreciation ..........................................        322                423
                                                               --------           --------

                                                                  6,377              7,872
                                                               --------           --------

        Gross profit .......................................      3,961              4,434

Selling and administrative expenses ........................      3,533              3,847

Amortization of intangibles ................................         95                497
                                                               --------           --------
        Operating income ...................................        333                 90

Interest expense ...........................................        295                460
                                                               --------           --------

Net income (loss) ..........................................   $     38           $   (370)
                                                               ========           ========


Basic and diluted net income (loss) per share ..............   $   0.01           $  (0.06)
                                                               ========           ========
Shares used in computing basic and diluted net income
     (loss) per share ......................................      6,793              6,687
                                                               ========           ========

                             See accompanying notes.

                           CONSOLIDATED BALANCE SHEETS
                 (Unaudited, in thousands except share amounts)

                                                                                  March 31,   December 31,
                                                                                    2002          2001
                                                                                    ----          ----
                                      ASSETS

Current assets:
   Cash and cash equivalents ...................................................  $     69      $     84
   Accounts receivable, net of allowance for doubtful accounts of $443 and
       $488 as of March 31, 2002 and December 31, 2001, respectively ...........     7,214         7,621
   Inventories .................................................................     1,177         1,236
   Prepaid expenses and other ..................................................       685           585
                                                                                  --------      --------

       Total current assets ....................................................     9,145         9,526

Property, plant and equipment, net .............................................     3,000         3,249
Intangibles, primarily goodwill, net ...........................................    35,141        35,171
Other assets ...................................................................       495           477
                                                                                  --------      --------

       Total assets ............................................................  $ 47,781      $ 48,423
                                                                                  ========      ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt and current portion of long-term debt .......................  $  1,896      $  2,031
   Accounts payable ............................................................     2,372         2,711
   Accrued expenses ............................................................     3,081         3,088
   Deferred revenue ............................................................     1,522         1,382
                                                                                  --------      --------

       Total current liabilities ...............................................     8,871         9,212

Long-term debt .................................................................     5,439         5,813


Subordinated convertible debt, net of discount of $259 and $294, as of March
   31, 2002 and December 31, 2001, respectively ................................     5,741         5,706


Shareholders' equity:
   Preferred stock, no par value, 10,000,000 shares authorized, none issued ....        --            --
   Common stock, no par value, 40,000,000 shares authorized, 6,793,323 shares
       issued and outstanding as of March 31, 2002 and December 31, 2001. ......    53,494        53,494
   Accumulated deficit                                                             (25,764)      (25,802)
                                                                                  --------      --------

       Total shareholders' equity ..............................................    27,730        27,692
                                                                                  --------      --------

       Total liabilities and shareholders' equity ..............................  $ 47,781      $ 48,423
                                                                                  ========      ========

                             See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                      Three Months
                                                                                     Ended March 31,
                                                                                     ---------------

                                                                                    2002          2001
                                                                                    ----          ----
Cash flows from operating activities:
    Net income (loss) ..........................................................  $     38      $   (370)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities-
        Depreciation and amortization ..........................................       352           857
        Amortization of deferred financing costs ...............................        63            63
        Amortization of imputed interest .......................................        35            34
        Changes in operating assets and liabilities-
            Accounts receivable, net ...........................................       407          (746)
            Inventories ........................................................        59           181
            Prepaid expenses and other .........................................      (100)         (524)
            Other assets .......................................................       (81)           15
            Accounts payable ...................................................      (339)         (431)
            Accrued expenses ...................................................        (7)         (161)
            Deferred revenue ...................................................       140            94
                                                                                  --------      --------

                Net cash provided by (used in) operating activities ............       567          (988)
                                                                                  --------      --------

Cash flows from investing activities:
    Purchases of property and equipment ........................................       (73)         (194)
                                                                                  --------      --------

                Net cash used in investing activities ..........................       (73)         (194)
                                                                                  --------      --------

Cash flows from financing activities:
    Principal payments on debt and capital lease obligations ...................      (509)         (502)
    Proceeds from issuance of common stock .....................................        --            12
                                                                                  --------      --------

                Net cash used in financing activities ..........................      (509)         (490)
                                                                                  --------      --------

Net decrease in cash and cash equivalents ......................................       (15)       (1,672)
Cash and cash equivalents, beginning of period .................................        84         2,248
                                                                                  --------      --------

Cash and cash equivalents, end of period .......................................  $     69      $    576
                                                                                  ========      ========

Supplemental disclosures of cash flow information:
    Cash paid for:
        Interest ...............................................................  $    153      $    567
                                                                                  ========      ========

        Income taxes ...........................................................  $     55      $     15
                                                                                  ========      ========

                             See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BACKGROUND AND BASIS OF PRESENTATION:

ImageMax, Inc. ("ImageMax") is a single-source provider of outsourced document management solutions to companies located throughout the United States and concentrated primarily in the health care, financial services, engineering and legal services industries. The Company's services include electronic (digital) and micrographic media conversion, data entry and indexing, Internet retrieval and hosting services, document storage (including Internet "web-enabled" document storage and retrieval) and system integration. The Company also sells and supports document management equipment and proprietary as well as third party open architecture imaging and indexing software. The Company has one reportable segment.

The accompanying unaudited consolidated financial statements include the accounts of ImageMax and subsidiary (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. The consolidated balance sheet as of December 31, 2001 has been derived from the Company's consolidated financial statements that have been audited by the Company's independent auditors.

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, unaudited interim financial statements such as those in this report allow certain information and footnotes required by accounting principles generally accepted in the United States for year end financial statements to be excluded. The Company believes all adjustments necessary for a fair presentation of these interim financial statements have been included and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These interim financial statements should be read in conjunction with the Company's pro forma and historical financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2001.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Change in Accounting Policy

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No.s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS 141 requires all business combinations initiated after July 1, 2001, to be accounted for using the purchase method SFAS 142 concluded that purchased goodwill would not be amortized but would be reviewed for impairment when certain events indicate that the goodwill of a reporting unit is impaired. The impairment test will use a fair value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. SFAS 142 does not require that goodwill be tested for impairment upon adoption unless an indicator of impairment exists at that date. However, it would require that a benchmark assessment be performed for all existing reporting units within six months of the date of adoption. The new goodwill model applies not only to goodwill arising from acquisitions completed after the effective date, but also to goodwill previously recorded.

Effective January 1, 2002, SFAS 142 was adopted. All goodwill and indefinite-lived intangible assets must be tested for impairment and a transition adjustment will be recognized. Management has not yet determined the exact amount of goodwill impairment under these new standards, but believes the non-cash cumulative effect charge to shareholders' equity will be in excess of approximately $7.5 million and recognized in the second quarter of 2002. Effective January 1, 2002, amortization of goodwill is no longer recorded and, thereafter, all goodwill and any indefinite-lived intangible assets must be tested at least annually for impairment.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Change in Accounting Policy (Continued):

The following table presents the impact of SFAS 142 on net income per share had the standard been in effect for the three months ended March 31, 2001.

                                                   Three Months Ended March 31,

                                                      2002                  2001
                                                      ----                  ----

Net income - as reported                           $38,000            $(370,000)

Amortization of goodwill                                --              386,000
                                                   -------            ---------

Net income adjusted                                $38,000            $  16,000
                                                   =======            =========

Basic and diluted income per share as reported     $  0.01            $   (0.06)
                                                   =======            =========

Basic and diluted income per share as adjusted     $  0.01            $    0.00
                                                   =======            =========

Other than SFAS 142, there were no changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of Notes to Consolidated Financial Statements of ImageMax, Inc. included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


3. ACCOUNTING PRONOUNCEMENTS PENDING ADOPTION:

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This statement supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the provisions of Accounting Principles Board Opinion 30 Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions that relate to reporting the effects of a disposal of a segment of a business. The Company adopted SFAS 144 effective January 1, 2002, when adoption was mandatory. This new accounting standard had no impact on the Company's consolidated results for the three months ended March 31, 2002.


4. RECLASSIFICATIONS:

Prior year amounts have been reclassified to conform to the current year presentation.


5. LONG-TERM DEBT:

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

Under the Revolving Credit Line, interest was payable monthly at the prime rate plus 1.5% (effective rate of 6.25% as of March 31, 2002). The outstanding principal amount of the Revolving Credit Line was approximately $4.2 million as of March 31, 2002 and was due and payable at the end of the term in June 2002. Borrowing availability was based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. At March 31, 2002, $250,000 was available under the credit line.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5. LONG-TERM DEBT (Continued):

Under the Term Loan, interest was payable monthly at the prime rate plus 2.0% (effective rate of 6.75% as of March 31, 2002 ). The outstanding principal amount of the Term Loan was $2.23 million as of March 31, 2002 and was due in quarterly payments of $500,000 commencing September 30, 2000 until March 31, 2004. In addition, on an annual basis, the Company was required to reduce the principal amount outstanding under the Term Loan to the extent that earnings before interest, taxes, depreciation and amortization ("EBITDA") (as defined in the Credit Agreement), as adjusted, exceeded certain specified levels set forth in the Credit Agreement and upon certain asset sales by the Company, if any.

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

In connection with the Credit Facility, the Company entered into an interest rate cap agreement maturing on June 9, 2002, with a total notional amount of $6,000,000. The Company paid the counterparty a premium of $29,000 on June 9, 2000, and will receive monthly an amount equal to the product of the amount by which the Prime Rate 4.75% at March 31, 2002) exceeds the Cap Rate (11.5%) multiplied by the notional amount. During 2002 and 2001, the Prime Rate has not exceeded the Cap Rate. Accordingly, the Company has not received any payments under this agreement during 2002 and 2001.

In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to a Company-owned property that houses a business unit operation. The Company received $869,000 in proceeds, net of closing costs, from the transaction. In July 1999, the $869,000 was applied to the balance of the Credit Facility. Interest on the mortgage is at the greater of 8.50% or the U.S. Treasury rate plus 375 basis points 9.00% at March 31, 2002). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $10,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6. SUBORDINATED CONVERTIBLE DEBT:

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

In order for the Company to enter into the commitment letter with its senior lenders to restructure the Credit Facility, the Investors had to commit to forego payments of interest until February 15, 2004 on the Notes. As consideration for such forbearance of interest, on April 12, 2002, the Company and the Investors entered into a commitment letter to amend the $6 million subordinated debt agreement. Under the terms of the commitment letter, the Investors will receive new convertible subordinated notes (the "New Notes") that will replace the existing Notes purchased by the Investors on February 15, 2000 and outstanding interest of $0.27 million will be capitalized. The New Notes and accrued interest will be due and payable on February 15, 2004. Interest will accrue at nine percent (9%) per annum, compounded semi-annually. Up to $1.9 million of the principal amount of the New Notes will be voluntarily convertible into the Company's Common Stock, no par value, at a reduced price of $0.40 per share, for approximately 4.8 million shares of Common Stock. Interest expense accrued under Subordinated Convertible Debt at March 31, 2002 amounted to approximately $410,000.

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


7. INCOME TAXES:

At March 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $15.9 million expiring in 2016 through 2021. The net operating loss carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses for financial and income tax reporting purposes, as well as, the nondeductibility of the loss on the sale of business units and goodwill amortization. The timing and manner in which the company will utilize the net operating loss carryforwards in any year, or in total, may be limited by the provision of the internal revenue service code. Such limitation may have an impact on the ultimate realization and timing of these net operating loss carryforwards.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7. INCOME TAXES (continued):

At March 31, 2002, a valuation allowance was established for the Company's tax benefit based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in the Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.


8. EARNINGS PER SHARE:

The Company has presented net income (loss) per share pursuant to SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share ("Basic EPS") is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share ("Diluted EPS") is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the three months ended March 31, 2002, common stock equivalents are not included because option exercise prices and debt conversion prices exceed the average market price for the period and as such, Basic EPS and Diluted EPS are the same. For the three months ended March 31, 2001, common stock equivalents are not included, as their effect is antidilutive and, as such, Basic EPS and Diluted EPS are the same.


9. INTANGIBLE ASSETS:


                                           March 31,       December 31,
                                             2002              2001
                                             ----              ----
Goodwill                                 $ 41,553,000      $ 41,553,000
Developed technology                          469,000           469,000
                                         ------------      ------------
                                           42,022,000        42,022,000
Less: Accumulated amortization             (6,881,000)       (6,851,000)
                                         ------------      ------------
                                         $ 35,141,000      $ 35,171,000
                                         ============      ============

The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of intangibles assets should be revised or that the remaining balance of such assets may not be recoverable. Other than the estimated range of impact on Goodwill from adopting FAS 142 (See
Note 2), as of March 31, 2002, the Company believes that no revisions of the remaining useful lives or write-downs of intangible assets are required.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in "Business--Risk Factors" as disclosed in the Company's Annual Report on Form 10-K for the year ending December 31, 2001 and other ImageMax filings with the Securities and Exchange Commission, and risks associated with the results of the continuing operations of ImageMax. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

ImageMax was founded in November 1996 to become a leading, national single-source provider of integrated document management solutions. The Company's revenues are derived from a broad range of media conversion, storage and retrieval services, the sale of proprietary, as well as third party open-architecture software products which support digital imaging and indexing services and the sale and service of a variety of document management equipment.

The Company's revenues consist of service revenues, which are generally recognized as the related services are rendered, and product revenues, which are recognized when the products are shipped to clients. Service revenues are primarily derived from media conversion, storage and retrieval, imaging and indexing of documents, and the service of imaging and micrographic equipment sold. Product revenues are derived from equipment sales and software sales and support. Cost of revenues consists principally of the costs of products sold and wages and related benefits, supplies, facilities and equipment expenses associated with providing the Company's services. Selling and administrative ("S&A") expenses include salaries and related benefits associated with the Company's executive and senior management, marketing and selling activities (principally salaries and related costs), and financial and other administrative expenses

Critical Accounting Policies

The following discussion and disclosures included elsewhere in this filing, are based upon the unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, the Company evaluates the estimates used, including those related to the allowance for doubtful accounts, impairments of tangible and intangible assets, income taxes, and contingencies. The Company has based its estimates on historical experience, current conditions and various other assumptions that the Company believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. The Company uses these estimates to assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies involve more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

The Company recognizes media conversion services revenue on services in process, such as scanning projects, based on the percentage-of-completion method in accordance with SOP 81-1. Revenue generated from software sales fall under the guidance of SOP 97-2. Hardware and other equipment revenue is recognized FOB shipping point.

Accounting for Acquisitions

The Company was founded in November 1996 and on December 4, 1997 completed its initial public offering (the "Offering"). Concurrent with the Offering, the Company began material operations with the acquisition of 14 document management service companies and in the first eight months of 1998 acquired an additional 13 document management service companies. The purchase price of these acquisitions was determined after due diligence of the acquired business, market research, strategic planning, and the forecasting of expected future results and synergies. Estimated future results and expected synergies are subject to revisions as the Company integrates each acquisition and attempts to leverage resources.

Each acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations" resulting in the capitalization of the cost in excess of fair value of the net assets acquired in each of these acquisitions as goodwill.

The Company's acquisitions have resulted in a significant accumulation of goodwill and for acquisitions prior to July 1, 2001, the Company amortized the related goodwill over an estimated benefit period of 30 years. There have been no acquisitions completed after July 1, 2001 and the Company is no longer amortizing goodwill beginning on January 1, 2002, in accordance with SFAS 142, "Goodwill and Other Intangible Assets". The Company has preliminarily reviewed goodwill for impairment consistent with the guidelines of SFAS 142 using a discounted future cash flow approach. The methodology for determining impairment under SFAS 142 is significantly different and could result in different determinations than under SFAS 121. Pursuant to SFAS 142, the Company reviewed its goodwill for impairment and while the Company has not determined the exact amount of impairment under this standard, it believes the non-cash cumulative effect charge to shareholders' equity will be in excess of approximately $7.5 million. This estimated charge will be recorded in the second quarter of 2002.

Historical Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Overview. For the three months ended March 31, 2002, net income was $38,000 or $0.01 per Basic and Diluted share compared to a net loss of $370,000 or $0.06 per Basic and Diluted share for the three months ended March 31, 2001.

Revenues. For the three months ended March 31, 2002, total revenues decreased $2.0 million, or 16.0%, as compared to the corresponding period in 2001. This was due to a product revenue decrease of 27.9% and a service revenue decrease of 13.6%. For the three months ended March 31, 2002, service revenue and product revenue, respectively, comprised 85.8% and 14.2% of total revenues, as compared to 83.5% and 16.5% in the corresponding period in 2001.

The decline in total revenue was due primarily to the Company's shift of focus towards services, particularly digitally based conversion services, and the de-emphasis of equipment sales and analog conversion services in the majority of its markets. The Company believes that the migration towards digital services, which includes the Company's Internet document repository service, ImageMaxOnline, will result in a higher gross profit percentage, as service revenues generally carry a higher gross profit percentage than equipment revenues and analog conversion services.

Gross profit. For the three months ended March 31, 2002, gross profit decreased by $0.5 million, or 10.7%, as compared to the corresponding period in 2001. Gross profit percentage increased from 36.0% to 38.3% due to favorable revenue mix gains due to the Company's migration to digital conversion services, along with lower operating costs.

Selling and administrative expenses. For the three months ended March 31, 2002, S&A expenses decreased by $0.3 million, or 8.2%, as compared to the corresponding period in 2001. The decrease resulted from the Company's ongoing efforts to reduce administrative costs while investing in strengthening our sales force and more effective marketing methods.

Interest expense. For the three months ended March 31, 2002, interest expense amounted to $0.3 million, as compared to interest expense of $0.5 million in the corresponding period in 2001. The decrease is due to lower senior debt levels and lower interest rates in 2002 versus 2001.

Liquidity and Capital Resources

As of March 31, 2002 and December 31, 2001, the Company had cash and cash equivalents of $0.1 million and working capital of $0.3 million. In addition, the Company made $0.5 million in principal payments on the Term Loan in the quarter ended March 31, 2002. For the three months ended March 31, 2002 net cash provided by operating activities amounted to $0.6 million; net cash used in investing activities amounted to $0.1 million; and net cash used in financing activities amounted to $0.5 million.

Net cash provided by operating activities primarily represents net income (loss) before depreciation and amortization. For the three months ended March 31, 2002, improved cash collections , liquidation of inventory and recognition of deferred revenue were offset by reductions in accounts payable, accrued expenses, and prepaid expense.

Net cash used in investing activities represents the Company's investments in capital equipment and technology. For the three months ended March 31, 2002, the Company made capital expenditures of $0.1 million, principally production equipment, and computer hardware.

Net cash used in financing activities primarily represents the $0.5 million of payments under the Term Loan. The funds used to repay borrowings under the Term Loan were derived from existing cash reserves and cash provided by operations.

Credit Facility (The following disclosure is consistent with Note 5 to the Consolidated Financial Statements)

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

Under the Term Loan, interest was payable monthly at the prime rate plus 2.0% (effective rate of 6.75% as of March 31, 2002). The outstanding principal amount of the Term Loan was $2.23 million as of March 31, 2002 and was due and payable in quarterly payments of $500,000 commencing September 30, 2000 until March 31, 2004. In addition, on an annual basis, the Company was required to reduce the principal amount outstanding under the Term Loan to the extent that EBITDA (as defined in the Credit Agreement), as adjusted, exceeded certain specified levels set forth in the Credit Agreement and upon certain asset sales by the Company, if any.

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

Convertible Subordinated Debt (The following disclosure is consistent with Note 6 to the Consolidated Financial Statements)

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

In order for the Company to enter into the commitment letter with its senior lenders to restructure the Credit Facility, the Investors had to commit to forego payments of interest until February 2004. As consideration for such forbearance of interest, on April 12, 2002, the Company and the Investors entered into a commitment letter to amend the $6 million subordinated debt agreement. Under the terms of the commitment letter, the Investors will receive new convertible subordinated notes (the "New Notes") that will replace the existing Notes purchased by the Investors on February 15, 2000 and outstanding interest of $0.27 million will be capitalized. The New Notes and accrued interest will be due and payable on February 15, 2004. Interest will accrue at nine percent (9%) per annum, compounded semi-annually. Up to $1.9 million of the principal amount of the New Notes will be voluntarily convertible into the Company's Common Stock, no par value, at a reduced price of $0.40 per share, for approximately 4.8 million shares of Common Stock.

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

Accounting Pronouncements Pending Adoption

See Note 3 in the Notes to Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. The Company has variable-rate debt representing 56.1% of its total long-term debt at March 31, 2002. If interest rates average 25 basis points more in 2002 than they did during 2001, the Company's interest expense would increase approximately $18,000. Year-to-date as of May 10, 2002, the prime rate and the Company's interest rates on variable-rate debt have not changed. The Company has limited its interest rate risk by entering into an interest rate cap agreement. The agreement, which matures on June 9, 2002, is for a total notional amount of $6,000,000. In connection with this agreement the Company paid the counterparty a premium of $29,000 on June 9, 2000, and will receive monthly an amount equal to the product of the amount by which the Prime Rate (4.75% at March 31, 2002) exceeds the Cap Rate (11.5%) multiplied by the notional amount. During 2002, the Prime Rate has not exceeded the Cap Rate. Accordingly, the Company has not received any payments under this agreement during 2002.

                          PART II -- OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

A.  Exhibits:

     None.

B.  Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEMAX, INC.

BY: /S/ MARK P. GLASSMAN                                   May 15, 2002
    --------------------                                   ------------
Mark P. Glassman
Chief Executive Officer

BY: /S/ DAVID B WALLS                                      May 15, 2002
    -----------------                                      ------------
David B. Walls
Chief Financial Officer, Treasurer and Secretary