Form 10-Q
period 2002-06-30
IMAGEMAX INC
filed 2002-08-14
CIK 1046032

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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


 455 Pennsylvania Avenue, Suite 200
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

                                    Yes _X_  No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 14, 2002:

Common Stock, no par value                              6,793,323
--------------------------                           ----------------
          Class                                      Number of Shares

================================================================================

                                 IMAGEMAX, INC.

                               INDEX TO FORM 10-Q



PART I - FINANCIAL INFORMATION                                             Page

         Item 1 - Condensed Consolidated Financial Statements (Unaudited)

                  Consolidated Statements of Operations..................     1

                  Consolidated Balance Sheets............................     2

                  Consolidated Statements of Cash Flows..................     3

                  Notes to Consolidated Financial Statements.............     4

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................     9

         Item 3 - Quantitative and Qualitative Disclosures
                  about Market Risk......................................    13

PART II - OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders....    14

         Item 6 - Exhibits and Reports on Form 8-K.......................    14

SIGNATURES...............................................................    15

                          IMAGEMAX, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands except per share amounts)


                                                          Three Months                        Six Months
                                                          Ended June 30,                    Ended June 30,
                                                      ---------------------              ----------------------
                                                      2002             2001              2002              2001
                                                      ----             ----              ----              ----
Revenues:
  Services.....................................      $   9,347        $  10,822         $  18,218         $  21,099
  Products.....................................          1,672            2,482             3,139             4,480
                                                     ---------        ----------        ---------         ---------

                                                        11,019            13,304           21,357            25,579
                                                     ---------        ----------        ---------         ---------

Cost of revenues:
  Services.....................................          5,481             6,517           10,612            12,832
  Products.....................................            995             1,523            1,919             2,668
  Depreciation.................................            317               430              639               853
                                                     ---------        ----------        ---------         ---------

                                                         6,793             8,470           13,170            16,353
                                                     ---------        ----------        ---------         ---------

     Gross profit..............................          4,226             4,834            8,187             9,226
Selling and administrative expenses............          3,695             4,105            7,228             7,910
Amortization of intangibles....................            113               513              208             1,011
                                                     ---------        ----------        ---------         ---------

     Operating income..........................            418               216              751               305
Interest expense...............................            301               415              596               875
                                                     ---------        ----------        ---------         ---------

Income (loss) before cumulative
  effect of accounting change .................            117              (199)             155              (570)

Cumulative effect of accounting change ........              -                 -          (15,084)                -
                                                     ---------        ----------        ---------         ---------

Net income (loss) .............................      $     117             $(199)       $ (14,929)        $    (570)
                                                     =========        ==========        =========         =========

Basic and diluted net income (loss)
  per share before cumulative effect
  of accounting change.........................      $    0.02        $    (0.03)       $    0.02         $   (0.09)

Cumulative effect of accounting change ........              -                 -            (2.22)                -
                                                     ---------        ----------        ---------         ---------

Basic and diluted net income (loss) per share..      $    0.02        $    (0.03)       $   (2.20)        $   (0.09)
                                                     =========        ==========        =========         =========

Shares used in computing basic and
 diluted net income (loss) per share...........          6,793             6,713            6,793             6,700
                                                     =========        ==========        =========         =========


                            See accompanying notes.

                           CONSOLIDATED BALANCE SHEETS
                 (Unaudited, in thousands except share amounts)

                                                                                           June 30,          December 31,
                                                                                            2002                  2001
                                                                                           -------           ------------
                                      ASSETS

Current assets:
   Cash and cash equivalents.......................................................       $   347               $    84
   Accounts receivable, net of allowance for doubtful
       accounts of $374 and $488 as of June 30, 2002 and
       December 31, 2001, respectively.............................................         7,838                 7,621
   Inventories.....................................................................         1,168                 1,236
   Prepaid expenses and other......................................................           935                   585
                                                                                           ------               -------

       Total current assets........................................................        10,288                 9,526

Property, plant and equipment, net.................................................         2,781                 3,249
Intangibles, primarily goodwill, net...............................................        20,100                35,171
Other assets.......................................................................           801                   477
                                                                                           ------               -------

           Total assets............................................................       $33,970               $48,423
                                                                                          =======               =======

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt and current portion of long-term debt...........................       $ 6,472               $ 2,031
   Accounts payable................................................................         3,264                 2,711
   Accrued expenses................................................................         3,036                 3,088
   Deferred revenue................................................................         1,477                 1,382
                                                                                           ------               -------

       Total current liabilities...................................................        14,249                 9,212

Long-term debt.....................................................................          912                  5,813


Subordinated convertible debt, net of discount of $224 and $294, as of
     June 30, 2002 and December 31, 2001, respectively.............................         6,046                 5,706


Shareholders' equity:
   Preferred stock, no par value, 10,000,000 shares
       authorized, none issued.....................................................            --                    --
   Common stock, no par value, 40,000,000 shares authorized,
       6,793,323 shares issued and outstanding
       as of June 30, 2002 and December 31, 2001...................................        53,494                53,494
     Accumulated deficit...........................................................       (40,731)              (25,802)
                                                                                           ------               -------

       Total shareholders' equity..................................................        12,763                27,692
                                                                                           ------               -------

       Total liabilities and shareholders' equity..................................       $33,970               $48,423
                                                                                          =======               =======

                            See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                                    Six Months
                                                                                                  Ended June 30,
                                                                                                -----------------------
                                                                                                2002               2001
                                                                                                ----               ----
Cash flows from operating activities:
    Net loss...........................................................................       $ (14,929)          $   (570)
    Adjustments to reconcile net loss to net cash
        provided by operating activities-
        Cumulative effect of accounting change.........................................          15,084                 --
        Depreciation and amortization..................................................             705              1,736
        Amortization of deferred financing costs.......................................             142                128
        Amortization of imputed interest...............................................              70                 69
        Changes in operating assets and liabilities-
            Accounts receivable, net...................................................            (217)               480
            Inventories................................................................               68                68
            Prepaid expenses and other.................................................            (350)                (4)
            Other assets...............................................................            (303)                20
            Accounts payable...........................................................             553                726
            Accrued expenses...........................................................               86              (181)
            Deferred revenue...........................................................               95            (1,016)
                                                                                                --------           -------

                Net cash provided by operating activities..............................            1,004             1,456
                                                                                                --------           -------
Cash flows from investing activities:
    Purchases of property and equipment................................................             (171)             (433)
                                                                                                --------           -------

                Net cash used in investing activities..................................             (171)             (433)
                                                                                                --------           -------
Cash flows from financing activities:
    Principal payments on debt and capital lease obligations...........................           (1,018)           (2,270)
    Net borrowings under line of credit................................................              540               300
    Payment of deferred financing costs................................................             (110)              (34)
    Proceeds from issuance of common stock.............................................               --                23
    Proceeds of capital leases.........................................................               18                --
                                                                                                --------           -------

                Net cash used in financing activities..................................             (570)           (1,981)
                                                                                                --------           -------


Net increase (decrease) in cash and cash equivalents...................................              263              (958)
Cash and cash equivalents, beginning of period.........................................               84             2,248
                                                                                                --------           -------

Cash and cash equivalents, end of period...............................................         $    347           $ 1,290
                                                                                                ========           =======

Supplemental disclosures of cash flow information:
    Cash paid for:
        Interest.......................................................................         $    325           $  1,104
                                                                                                ========           ========

        Income taxes...................................................................         $     80           $    104
                                                                                                ========           ========

                            See accompanying notes.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

The accompanying unaudited condensed consolidated financial statements include the accounts of ImageMax and its subsidiary (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. The consolidated balance sheet as of December 31, 2001 has been derived from the Company's consolidated financial statements that have been audited by the Company's independent auditors.

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, unaudited interim financial statements such as those in this report allow certain information and footnotes required by accounting principles generally accepted in the United States for year end financial statements to be excluded. The Company believes all adjustments necessary for a fair presentation of these interim financial statements have been included and are of a normal and recurring nature except for the goodwill impairment charge taken under SFAS 142. Interim results are not necessarily indicative of results for a full year. These interim financial statements should be read in conjunction with the Company's pro forma and historical financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2001.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICES:

Other than Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("SFAS 142"), there were no changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 to Consolidated Financial Statements of ImageMax, Inc. and Subsidiary included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. For a description of SFAS 142 and its impact on the Company, refer to Note 5 hereof.

3. NEW ACCOUNTING STANDARDS:

Effective January 1, 2002, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was adopted. SFAS No. 142 requires the testing of goodwill and indefinite-lived intangible assets for impairment rather than amortizing them. ImageMax ceased amortizing goodwill effective January 1, 2002 and determined during the second quarter of 2002 that its goodwill was impaired. The Company's amortization of goodwill and indefinite-lived intangible assets was $1.8 million during the year 2001.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the provisions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" that relate to reporting the effects of a disposal of a segment of a business. The Company adopted SFAS 144 effective January 1, 2002, when adoption was mandatory. This new accounting standard had no impact on the Company's consolidated results for the six months ended June 30, 2002.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4. RECLASSIFICATIONS:

Prior year amounts have been reclassified to conform to the current year presentation.

5.  GOODWILL AND INTANGIBLE ASSETS:

Cumulative Effect of Accounting Policy Change

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS 141 requires all business combinations initiated after July 1, 2001, to be accounted for using the purchase method. SFAS 142 concluded that purchased goodwill would not be amortized but would be reviewed for impairment when certain events indicate that the goodwill of a reporting unit is impaired. The Company, which has one operating segment, has determined that its reporting units should be aggregated under SFAS 142 and deemed a single reporting unit because they have similar economic characteristics. The impairment test uses a fair value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. SFAS 142 requires that goodwill be tested for impairment upon adoption if an indicator of impairment exists at that date and that any transition adjustment be recorded at the beginning of the year in which SFAS 142 is adopted. All goodwill and indefinite-lived intangible assets must be tested for impairment at least annually. The new goodwill model applies not only to goodwill arising from acquisitions completed after the effective date, but also to goodwill previously recorded.

Effective January 1, 2002, the Company adopted SFAS 142. Upon adoption of SFAS 142, the Company ceased amortization of its goodwill and determined that the fair value of the reporting units exceeded the reporting units' carrying value. During the six months ended June 30, 2002, the Company completed its calculation of the implied fair value of goodwill under SFAS 142 and recorded a one time, non-cash charge of approximately $15.1 million to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations as of January 1, 2002. In calculating the impairment charge, the fair value of the reporting units of the Company was estimated using both discounted cash flow methodology and recent comparable transactions. The Company will perform its required annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002 using the same methodology.

The following table presents the impact of SFAS 142 on income prior to cumulative effect of accounting change per share had the standard been in effect for the three months and six months ended June 30, 2001.

                                                        Three Months Ended June 30,                     Six Months Ended June 30,

                                                        2002                  2001                       2002               2001
                                                       ------                ------                     ------             -----

Net income (loss) - as reported                        $117,000             $(199,000)                  $155,000          $(570,000)

Amortization of goodwill                                     --               412,000                         --            798,000
                                                       --------             ---------                   --------          ---------

Net income adjusted                                    $117,000             $ 213,000                   $155,000          $ 228,000
                                                       ========             =========                   ========          =========
Basic and diluted income (loss) prior
to cumulative effect of accounting
change per share as reported                              $0.02                ($0.03)                     $0.02             $(0.09)
                                                          =====                =======                     =====             ======
Basic and diluted income prior to
cumulative effect of accounting
change per share as adjusted                              $0.02                 $0.03                      $0.02              $0.03
                                                          =====                 =====                      =====              =====


The Company is required to perform goodwill impairment tests on an annual basis and between tests in certain circumstances. For the period from June 30, 2002 through August 14, 2002, no further impairment indicators were noted. No additional impairment charge of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in an additional charge to earnings.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.  GOODWILL AND INTANGIBLE ASSETS (Continued):

Summary of Intangible Assets

                                                   June 30,      December 31,
                                                     2002            2001
                                                   --------      ------------
Goodwill                                         $26,548,000      $41,553,000
Developed technology                                 469,000          469,000
                                                 -----------      -----------
                                                  27,017,000       42,022,000
Less: Accumulated amortization                    (6,917,000)      (6,851,000)
                                                 -----------      -----------
                                                 $20,100,000      $35,171,000
                                                 ===========      ===========

The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of intangibles assets should be revised or that the remaining balance of such assets may not be recoverable.

6. LONG-TERM DEBT:

On June 14, 2002, ImageMax, Inc. (the "Company") completed the closing (the "Closing") of a new $7.48 million senior credit facility (the "Credit Facility") pursuant to the Credit Agreement dated June 13, 2002 (the "Credit Agreement") with Commerce Bank, NA and FirsTrust Bank (the "Lenders"). The Credit Facility consists of a $5.25 million revolving credit line (the "Revolving Credit Line") and a $2.23 million term loan (the "Term Loan"). The Company used the proceeds of the Credit Facility to repay existing senior debt and for working capital.

Under the Revolving Credit Line, the Company is required to pay interest monthly at the prime rate plus 2.0% (effective rate of 6.75% as of June 30, 2002). The outstanding principal of the Revolving Credit Line is due and payable at the end of term on June 30, 2003. Borrowing availability is based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. As of June 30, 2002, approximately $4.7 million was outstanding under the Revolving Credit Line, and approximately $310,000 was available under the credit line.

Under the Term Loan, interest is payable monthly at the prime rate plus 2.0% (effective rate of 6.75% as of June 30, 2002). The outstanding principal amount of the Term Loan is due and payable in three consecutive quarterly payments of $500,000 commencing June 30, 2002, with two additional quarterly installments of $365,000 due on March 31, 2003 and June 30, 2003. At June 30, 2002, the company paid $500,000 which resulted in a balance on the Term loan of $1.73 million.

The Credit Facility restricts the payment of dividends and is secured by substantially all assets of the Company and requires maintenance of various financial and restrictive covenants, including a minimum level of quarterly EBITDA of $750,000 (commencing with the second quarter of 2002), total liabilities not exceeding fifty percent (50%) of net worth (as defined in the Credit Agreement), and no interest payment on the subordinated convertible notes issued to the Investors (as defined below) until February 15, 2004.

The Company paid $56,115 in bank fees at the Closing, and an additional $56,115 is due on September 12, 2002.

In connection with the Credit Facility, the Company entered into an interest rate cap agreement maturing on June 13, 2003, with a total notional amount of $2,000,000. The Company paid the counterparty a premium of $7,500 on June 12, 2002, and will receive monthly an amount equal to the product of the amount by which the Prime Rate (4.75% at June 30, 2002) exceeds the Cap Rate (6.5%) multiplied by the notional amount. Since entering the interest rate cap agreement, the Prime Rate has not exceeded the Cap Rate. Accordingly, the Company has not received any payments under this agreement.

In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to a Company-owned property that houses a production facility. The Company received $869,000 in proceeds, net of closing costs, from the transaction. In July 1999, the $869,000 was applied to the balance of the Credit Facility. Interest on the mortgage is at the greater of 8.50% or the U.S. Treasury rate plus 375 basis points (9.00% at June 30, 2002). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $10,000.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. SUBORDINATED CONVERTIBLE DEBT:

In order for the Company to enter into the Credit Facility, the Company's subordinated debt holders, TDH III, L.P., Dime Capital Partners, Inc. and Robert
E. Drury (the "Investors"), were required to commit to forego payments of interest until February 15, 2004. In consideration for such forbearance of interest, the Company and the Investors amended the terms of the $6 million convertible subordinated loan and warrant purchase agreement (the "Amendment") on June 14, 2002.

Under the terms of the Amendment, the Investors received new convertible subordinated notes (the "New Notes") that replaced the existing notes purchased by the Investors on February 15, 2000 and capitalized $0.27 million of the currently outstanding interest. The New Notes and accrued interest are due and payable on February 15, 2004. Interest accrues at a rate of nine percent (9%), compounded semi-annually on June 30 and December 31. The Company cannot voluntarily prepay the New Notes. However, the Company can elect to extend the due date of the New Notes to February 15, 2005 (the "Extension Right"), if the Company pays seventy-five percent (75%) of the currently outstanding principal balance of the New Notes and interest accrued thereon by February 15, 2004. Up to an aggregate of approximately $2.0 million of the principal amount of the New Notes is voluntarily convertible by the Investors into the Company's common stock, no par value, (the "Common Stock") at a price of $0.40 per share (subject to downward adjustment under certain circumstances), for approximately 4.9 million shares of Common Stock.

The Company also issued new warrants (the "New Warrants") that replaced the existing warrants issued to the Investors on February 15, 2000. The New Warrants provide that the Investors may purchase an aggregate of 1.8 million shares of Common Stock (subject to downward adjustment under certain circumstances) at $3.50 per share (subject to downward adjustment under certain circumstances). The New Warrants are only exercisable once the Company has repaid the New Notes in full. If the holder of a New Warrant converts its New Note, in whole or in part, into shares of Common Stock, their New Warrant will be cancelled. Furthermore, the New Warrants will be cancelled if the Additional Warrant (defined below) becomes exercisable.

The Company also issued additional warrants (the "Additional Warrants") to purchase an aggregate of 8.4 million shares of Common Stock at a price per share equal to the lesser of (i) $0.25 or (ii) eighty percent (80%) of the market price of the Common Stock at the time of exercise. The Additional Warrants are only exercisable upon (i) the date the Company defaults in the payment of any amount due and payable under the New Notes, regardless of whether or not the Company has exercised its Extension Right, or (ii) if the Company has exercised its Extension Right, the date the Company pays the New Notes in full. Once the Additional Warrant is exercisable, the New Warrants will be cancelled. The Additional Warrant is exercisable for a period equal to (i) two (2) years in the event of a default in the payment of amounts due and payable by the Company or
(ii) two (2) years from the date the Company exercised the Extension Right in the event the Company pays the New Notes in full. If the Company defaults in the payment of amounts due and payable under the New Notes, when the Company either
(i) does not exercise its Extension Right or (ii) exercises its Extension Right after the New Notes have been converted, in whole or in part, into shares of Common Stock, then the Investors can exercise the Additional Warrant by delivery of two-year, interest free, non-recourse notes secured by the pledge of the Additional Warrant shares or by cashless exercise, and the Investors shall be entitled to vote the 8.4 million shares of Common Stock. In the event that the Company exercises its Extension Right and pays the remainder due by February 15, 2005, and the New Notes have not been converted, in whole or in part, into shares of Common Stock, then the number of shares of Common Stock purchasable under the Additional Warrant shall be reduced to an aggregate of 2.2 million shares of Common Stock.

8. INCOME TAXES:

At June 30, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $15.9 million expiring in 2016 through 2021. The net operating loss carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses for financial and income tax reporting purposes, as well as, the nondeductibility of the loss on the sale of business units and goodwill amortization. The timing and manner in which the company will utilize the net operating loss carryforwards in any year, or in total, may be limited by the provision of the Internal Revenue Service Code. Such limitation may have an impact on the ultimate realization and timing of these net operating loss carryforwards.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8. INCOME TAXES (continued):

At June 30, 2002, a valuation allowance was established for the Company's tax benefit based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

9. EARNINGS PER SHARE:

The Company has presented net income (loss) per share pursuant to SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share ("Basic EPS") is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share ("Diluted EPS") is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the three months and six months ended June 30, 2002, common stock equivalents are not included because option exercise prices and debt conversion prices exceed the average market price for the period and as such, Basic EPS and Diluted EPS are the same. For the three months and six months ended June 30, 2001, common stock equivalents are not included, as their effect is antidilutive and, as such, Basic EPS and Diluted EPS are the same.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in "Business--Risk Factors" as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and other ImageMax filings with the Securities and Exchange Commission, and risks associated with the results of the continuing operations of ImageMax. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

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

Critical Accounting Policies

The following discussion and disclosures included elsewhere in this Report, are based upon the unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, the Company evaluates the estimates used, including those related to the allowance for doubtful accounts, impairments of tangible and intangible assets, income taxes, and contingencies. The Company has based its estimates on historical experience, current conditions and various other assumptions that the Company believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. The Company uses these estimates to assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies involve more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The Company's acquisitions have resulted in a significant accumulation of goodwill and for acquisitions prior to July 1, 2001, the Company amortized the related goodwill over an estimated benefit period of 30 years. There have been no acquisitions completed after July 1, 2001 and the Company is no longer amortizing goodwill beginning on January 1, 2002, in accordance with SFAS 142, "Goodwill and Other Intangible Assets". Upon adoption of SFAS 142 during the six months ended June 30, 2002, the Company completed its calculation of the implied fair value of goodwill under SFAS 142 and recorded a one time, non-cash charge of approximately $15.1 million to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations as of January 1, 2002. In calculating the impairment change, the fair value of the reporting units of the Company was estimated using both discounted cash flow methodology and recent comparable transactions. The Company will perform its required annual impairment review during the fourth quarter of each year, commencing in the fourth quarter of 2002 using the same methodology.

Historical Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Overview. For the three months ended June 30, 2002, net income amounted to $117,000 or $0.02 per Basic and Diluted share compared to a net loss of $199,000 or $0.03 per Basic and Diluted share for the three months ended June 30, 2001.

Revenues. For the three months ended June 30, 2002, total revenues decreased $2.3 million, or 17.2%, as compared to the corresponding period in 2001. This was due to a product revenue decrease of 32.6% and a service revenue decrease of 13.6%. For the three months ended June 30, 2002, service revenue and product revenue, respectively, comprised 84.8% and 15.2% of total revenues, as compared to 81.3% and 18.7% in the corresponding period in 2001.

The decline in total revenue was due primarily to the Company's shift of focus towards services, particularly digitally based conversion services, and the de-emphasis of equipment sales and analog conversion services in the majority of its markets. The decrease in equipment sales has been partially offset by higher third party software sales in the second quarter of 2002 versus the prior year period. As a result of new healthcare, legal and financial services customers, the Company experienced an increase of digitally based service revenues across a broad spectrum of service offerings including litigation coding and electronic discovery services. The shift towards digitally based services and products has resulted in improved gross profit margin.

Gross profit. For the three months ended June 30, 2002, gross profit decreased by $0.6 million, or 12.6%, as compared to the corresponding period in 2001as a result of lower revenues. However, gross profit percentage increased during the same corresponding periods from 36.3% to 38.4% due to favorable revenue mix gains due to the Company's migration to digital conversion services, along with lower operating costs.

Selling and administrative expenses. For the three months ended June 30, 2002, S&A expenses decreased by $0.4 million, or 10.0%, as compared to the corresponding period in 2001. The decrease resulted from the Company's ongoing efforts to reduce administrative costs while investing in strengthening its sales force and reduced costs associated with management transition experienced in the second quarter of 2001.

Interest expense. For the three months ended June 30, 2002, interest expense amounted to $0.3 million, as compared to interest expense of $0.4 million in the corresponding period in 2001. The decrease is due to lower senior debt levels and lower interest rates in 2002 versus 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Overview. For the six months ended June 30, 2002, income before cumulative effect of accounting change amounted to $155,000 or $0.02 per Basic and Diluted share compared to a loss before cumulative effect of accounting change of $570,000 or $0.09 per Basic and Diluted share for the six months ended June 30, 2001. The Company recorded an impairment charge of $15.1 million due to the implementation of SFAS 142 during the six months ended June 30, 2002.

Revenues. For the six months ended June 30, 2002, total revenues decreased $4.2 million, or 16.5%, as compared to the corresponding period in 2001. This was due to a product revenue decrease of 29.9% and a service revenue decrease of 13.7%. For the six months ended June 30, 2002, service revenue and product revenue, respectively, comprised 85.3% and 14.7% of total revenues, as compared to 82.5% and 17.5% in the corresponding period in 2001.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The decline in total revenue was due primarily to the Company's shift of focus towards services, particularly digitally based conversion services, and the de-emphasis of equipment sales and analog conversion services in the majority of its markets. The Company believes that the migration towards digital services, which includes the Company's Internet document repository service, ImageMaxOnline, will result in a higher gross profit percentage, as service revenues generally carry a higher gross profit percentage than equipment revenues and analog conversion services. In addition, the Company has experienced sequential quarterly revenue growth during the first six months of 2002, particularly, with healthcare, legal and financial service customers.

Gross profit. For the six months ended June 30, 2002, gross profit decreased by $1.0 million, or 11.3%, as compared to the corresponding period in 2001 as a result of lower revenues. However, during the same corresponding periods, gross profit percentage increased from 36.1% to 38.3% due to favorable revenue mix gains due to the Company's migration to digital conversion services, along with lower operating costs.

Selling and administrative expenses. For the six months ended June 30, 2002, S&A expenses decreased by $0.7 million, or 8.6%, as compared to the corresponding period in 2001. The decrease resulted from the Company's ongoing efforts to reduce administrative costs while investing in strengthening our sales force and more effective marketing methods.

Interest expense. For the six months ended June 30, 2002, interest expense amounted to $0.6 million, as compared to interest expense of $0.9 million in the corresponding period in 2001. The decrease is due to lower senior debt levels and lower interest rates in 2002 versus 2001.

Liquidity and Capital Resources

As of June 30, 2002, the Company had cash and cash equivalents of $0.3 million and a working capital deficit of $4.0 million. The working capital deficit includes the outstanding balance of the Revolving Credit Line of $4.7 million which is due June 30, 2003. As of December 31, 2001 the Company had cash and cash equivalents of $0.1 million and working capital of $0.3 million. In addition, the Company made $1.0 million in principal payments on the Term Loan for the six months ended June 30, 2002. For the six months ended June 30, 2002 net cash provided by operating activities amounted to $1.0 million; net cash used in investing activities amounted to $0.2 million; and net cash used in financing activities amounted to $0.6 million.

Net cash provided by operating activities primarily represents net loss before depreciation and amortization and cumulative effect of accounting change. For the six months ended June 30, 2002, liquidation of inventory, increases in deferred revenue, accounts payable and accrued expenses were offset by increased billings to customers and increases in prepaid assets and deposits.

Net cash used in investing activities represents the Company's investments in capital equipment and technology. For the six months ended June 30, 2002, the Company made capital expenditures of $0.2 million, principally production equipment, and computer hardware.

Net cash used in financing activities primarily represents the $1.0 million of payments under the Term Loan and $0.1 payments of deferred financing costs offset by $0.5 borrowings on the Revolver loan.

Credit Facility (The following disclosure is consistent with Note 6 to the Consolidated Financial Statements)

On June 14, 2002, ImageMax, Inc. (the "Company") completed the closing (the "Closing") of a new $7.48 million senior credit facility (the "Credit Facility") pursuant to the Credit Agreement dated June 13, 2002 (the "Credit Agreement") with Commerce Bank, NA and FirsTrust Bank (the "Lenders"). The Credit Facility consists of a $5.25 million revolving credit line (the "Revolving Credit Line") and a $2.23 million term loan (the "Term Loan"). The Company used the proceeds of the Credit Facility to repay existing senior debt and for working capital.

Under the Revolving Credit Line, the Company is required to pay interest monthly at the prime rate plus 2.0% (effective rate of 6.75% as of June 30, 2002). The outstanding principal of the Revolving Credit Line is due and payable at the end of term on June 30, 2003. Borrowing availability is based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. As of June 30, 2002, approximately $4.7 million was outstanding under the Revolving Credit Line and approximately $310,000 was available under the credit line.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Under the Term Loan, interest is payable monthly at the prime rate plus 2.0% (effective rate of 6.75% as of June 30, 2002). The outstanding principal amount of the Term Loan is due and payable in three consecutive quarterly payments of $500,000 commencing June 30, 2002, with two additional quarterly installments of $365,000 due on March 31, 2003 and June 30, 2003. At June 30, 2002, the company paid $500,000 which resulted in a balance on the Term loan of $1.73 million.

The Credit Facility restricts the payment of dividends and is secured by substantially all assets of the Company and requires maintenance of various financial and restrictive covenants, including a minimum level of quarterly EBITDA of $750,000 (commencing with the second quarter of 2002), total liabilities not exceeding fifty percent (50%) of net worth (as defined in the Credit Agreement), and no interest payment on the subordinated convertible notes issued to the Investors (as defined below) until February 15, 2004.

The Company paid $56,115 in bank fees at the Closing, and an additional $56,115 is due on September 12, 2002.

In connection with the Credit Facility, the Company entered into an interest rate cap agreement maturing on June 13, 2003, with a total notional amount of $2,000,000. The Company paid the counterparty a premium of $7,500 on June 12, 2002, and will receive monthly an amount equal to the product of the amount by which the Prime Rate (4.75% at June 30, 2002) exceeds the Cap Rate (6.5%) multiplied by the notional amount. Since entering the interest rate cap agreement, the Prime Rate has not exceeded the Cap Rate. Accordingly, the Company has not received any payments under this agreement.

Convertible Subordinated Debt (The following disclosure is consistent with Note 7 to the Consolidated Financial Statements)

In order for the Company to enter into the Credit Facility, the Company's subordinated debt holders, TDH III, L.P., Dime Capital Partners, Inc. and Robert
E. Drury (the "Investors"), were required to commit to forego payments of interest until February 15, 2004. In consideration for such forbearance of interest, the Company and the Investors amended the terms of the $6 million convertible subordinated loan and warrant purchase agreement (the "Amendment") on June 14, 2002.

Under the terms of the Amendment, the Investors received new convertible subordinated notes (the "New Notes") that replaced the existing notes purchased by the Investors on February 15, 2000 and capitalized $0.27 million of the currently outstanding interest. The New Notes and accrued interest are due and payable on February 15, 2004. Interest accrues at a rate of nine percent (9%), compounded semi-annually on June 30 and December 31. The Company cannot voluntarily prepay the New Notes. However, the Company can elect to extend the due date of the New Notes to February 15, 2005 (the "Extension Right"), if the Company pays seventy-five percent (75%) of the currently outstanding principal balance of the New Notes and interest accrued thereon by February 15, 2004. Up to an aggregate of approximately $2.0 million of the principal amount of the New Notes is voluntarily convertible by the Investors into the Company's common stock, no par value, (the "Common Stock") at a price of $0.40 per share (subject to downward adjustment under certain circumstances), for approximately 4.9 million shares of Common Stock.

The Company also issued new warrants (the "New Warrants") that replaced the existing warrants issued to the Investors on February 15, 2000. The New Warrants provide that the Investors may purchase an aggregate of 1.8 million shares of Common Stock (subject to downward adjustment under certain circumstances) at $3.50 per share (subject to downward adjustment under certain circumstances). The New Warrants are only exercisable once the Company has repaid the New Notes in full. If the holder of a New Warrant converts its New Note, in whole or in part, into shares of Common Stock, their New Warrant will be cancelled. Furthermore, the New Warrants will be cancelled if the Additional Warrant (as defined below) becomes exercisable.

The Company also issued additional warrants (the "Additional Warrants") to purchase an aggregate of 8.4 million shares of Common Stock at a price per share equal to the lesser of (i) $0.25 or (ii) eighty percent (80%) of the market price of the Common Stock at the time of exercise. The Additional Warrants are only exercisable upon (i) the date the Company defaults in the payment of any amount due and payable under the New Notes, regardless of whether or not the Company has exercised its Extension Right, or (ii) if the Company has exercised its Extension Right, the date the Company pays the New Notes in full. Once the Additional Warrant is exercisable, the New Warrants will be cancelled. The Additional Warrant is exercisable for a period equal to (i) two (2) years in the event of a default in the payment of amounts due and payable by the Company or
(ii) two (2) years from the date the Company exercised the Extension Right in the event the Company pays the New Notes in full. If the Company defaults in the payment of amounts due and payable under the New Notes, when the Company either
(i) does not exercise its Extension Right or (ii) exercises its Extension Right after the New Notes have been converted, in whole or in part, into shares of Common Stock, then the Investors can exercise the Additional Warrant by delivery of two-year, interest free, non-recourse notes secured by the pledge of the Additional Warrant shares or by cashless exercise, and the Investors shall be entitled to vote the 8.4 million shares of Common Stock. In the event that the Company exercises its Extension Right and pays the remainder due by February 15, 2005, and the New Notes have not been converted, in whole or in part, into shares of Common Stock, then the number of shares of Common Stock purchasable under the Additional Warrant shall be reduced to an aggregate of 2.2 million shares of Common Stock.

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

New Accounting Standards

See Note 3 in the Notes to Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. The Company has variable-rate debt representing 55% of its total long-term debt at June 30, 2002. If interest rates average 25 basis points more in 2002 than they did during 2001, the Company's interest expense would increase approximately $18,500. Year-to-date as of August 14, 2002, the prime rate and the Company's interest rates on variable-rate debt have not changed. The Company has limited its interest rate risk by entering into an interest rate cap agreement. The agreement, which matures on June 13, 2003, is for a total notional amount of $2,000,000. In connection with this agreement the Company paid the counterparty a premium of $7,500 on June 13, 2002, and will receive monthly an amount equal to the product of the amount by which the Prime Rate (4.75% at June 30, 2002) exceeds the Cap Rate (6.5%) multiplied by the notional amount. Since entering the interest rate cap agreement, the Prime Rate has not exceeded the Cap Rate. Accordingly, the Company has not received any payments under this agreement.

                          PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the 2002 Annual Meeting of Stockholders of the Company (the "Annual Meeting") held on June 12, 2002, the following individuals were elected by the votes indicated as Class II directors of the Company for terms expiring at the 2005 Annual Meeting of Stockholders:

        Nominee                       Votes For            Votes Withheld
        -------                       ---------            --------------
    J.B. Doherty                      4,701,220                13,350
    Mark P. Glassman                  4,699,920                14,650


Following the Annual Meeting, Rex Lamb resigned from the Board and his service as a Director of the Company ended at that time. The other directors whose terms of office continued after the Annual Meeting are: H. Craig Lewis, David C. Carney and Robert E. Drury.

Item 6. Exhibits and Reports on Form 8-K.

     A.  Exhibits.

     10.55 Amended and Restated Senior Credit Agreement dated June 13, 2002 (filed as Exhibit 10.1 to the Form 8-K filed on June 24, 2002).

     10.56 First Amendment to the Convertible Subordinated Loan and Warrant Purchase Agreement dated June 14, 2002 (filed as Exhibit 10.2 to the Form 8-K filed on June 24, 2002).

     10.57 Form of New Note issued in connection with First Amendment to the Convertible Subordinated Loan and Warrant Purchase Agreement dated June 14, 2002 (filed as Exhibit 10.3 to the Form 8-K filed on June 24, 2002).

     10.58 Form of New Warrant issued in connection with First Amendment to the Convertible Subordinated Loan and Warrant Purchase Agreement dated June 14, 2002 (filed as Exhibit 10.4 to the Form 8-K filed on June 24, 2002).

     10.59 Form of Additional Warrant issued in connection with First Amendment to the Convertible Subordinated Loan and Warrant Purchase Agreement dated June 14, 2002 (filed as Exhibit 10.5 to the Form 8-K filed on June 24, 2002).

     99.1     Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
              Section 906 of the Sarbannes-Oxley Act of 2002.

     99.2     Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
              Section 906 of the Sarbannes-Oxley Act of 2002.

     B.  Reports on Form 8-K:

     The Company filed a Form 8-K on June 24, 2002 reporting the closing of a new $7.48 million Senior Credit Facility and the amendment of the Convertible Subordinated Loan and Warrant Purchase Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEMAX, INC.

BY: /S/ MARK P. GLASSMAN                                 August 14, 2002
    --------------------                                 ---------------
Mark P. Glassman
Chief Executive Officer

BY: /S/ DAVID B. WALLS                                   August 14, 2002
    ------------------                                   ---------------
David B. Walls
Chief Financial Officer, Treasurer and Secretary

                                  EXHIBIT INDEX

   10.55 Amended and Restated Senior Credit Agreement dated June 13, 2002 (filed as Exhibit 10.1 to the Form 8-K filed on June 24, 2002).

   10.56 First Amendment to the Convertible Subordinated Loan and Warrant Purchase Agreement dated June 14, 2002 (filed as Exhibit 10.2 to the Form 8-K filed on June 24, 2002).

   10.57 Form of New Note issued in connection with First Amendment to the Convertible Subordinated Loan and Warrant Purchase Agreement dated June 14, 2002 (filed as Exhibit 10.3 to the Form 8-K filed on June 24, 2002).

   10.58 Form of New Warrant issued in connection with First Amendment to the Convertible Subordinated Loan and Warrant Purchase Agreement dated June 14, 2002 (filed as Exhibit 10.4 to the Form 8-K filed on June 24, 2002).

   10.59 Form of Additional Warrant issued in connection with First Amendment to the Convertible Subordinated Loan and Warrant Purchase Agreement dated June 14, 2002 (filed as Exhibit 10.5 to the Form 8-K filed on June 24, 2002).

   99.1    Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
           Section 906 of the Sarbannes-Oxley Act of 2002.

   99.2    Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
           Section 906 of the Sarbannes-Oxley Act of 2002.