Form 10-Q
period 2002-09-30
IMAGEMAX INC
filed 2002-11-13
CIK 1046032

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ to _________

                         Commission File Number 0-23077

                             ----------------------

                                 IMAGEMAX, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 Pennsylvania                              23-2865585
       -------------------------------                -------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)


      455 Pennsylvania Avenue, Suite 200
         Fort Washington, Pennsylvania                      19034
   ----------------------------------------                --------
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

                                    Yes /X/   No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 13, 2002:

           Common Stock, no par value                       6,793,323
           --------------------------                   ----------------
                      Class                             Number of Shares

================================================================================

                                 IMAGEMAX, INC.

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                               Page

         Item 1 - Condensed Consolidated Financial Statements (Unaudited)

              Consolidated Statements of Operations......................................     1

              Consolidated Balance Sheets................................................     2

              Consolidated Statements of Cash Flows......................................     3

              Notes to Consolidated Financial Statements.................................     4

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................................     9

         Item 3 - Quantitative and Qualitative Disclosures
                  about Market Risk......................................................    13

PART II - OTHER INFORMATION

         Item 4 - Controls and Procedures................................................    14

         Item 5 - Other Information......................................................    14

         Item 6 - Exhibits and Reports on Form 8-K.......................................    14

SIGNATURES...............................................................................    15



                          IMAGEMAX, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands except per share amounts)

                                                            Three Months                       Nine Months
                                                        Ended September 30,               Ended September 30,
                                                        ---------------------             ----------------------
                                                        2002             2001             2002              2001
                                                        ----             ----             ----              ----
Revenues:
  Services.....................................       $  9,108          $  8,942         $ 27,326          $ 30,041
  Products.....................................          1,636             1,671            4,774             6,151
                                                      --------          --------         --------          --------

                                                        10,744            10,613           32,100            36,192
                                                      --------          --------         --------          --------
Cost of revenues:
  Services.....................................          5,536             5,385           16,145            18,217
  Products.....................................          1,008               990            2,927             3,658
  Depreciation.................................            292               430              931             1,283
                                                      --------          --------         --------          --------

                                                         6,836             6,805           20,003            23,158
                                                      --------          --------         --------          --------

     Gross profit..............................          3,908             3,808           12,097            13,034
Selling and administrative expenses............          3,430             3,502           10,660            11,412
Amortization of intangibles....................            152               506              360             1,517
                                                      --------          --------         --------          --------

     Operating income  (loss)..................            326              (200)           1,077               105
Interest expense...............................            310               380              906             1,255
                                                      --------          --------         --------          --------
Income (loss) before cumulative
  effect of accounting change..................             16              (580)             171            (1,150)

Cumulative effect of accounting change.........              -                 -          (15,084)                -
                                                      --------          --------         --------          --------

Net income (loss)..............................       $     16          $   (580)        $(14,913)         $ (1,150)
                                                      ========          ========         ========          ========

Basic and diluted net income (loss)
  per share before cumulative effect
  of accounting change.........................       $   0.00          $  (0.09)        $   0.03          $  (0.17)

Cumulative effect of accounting change.........              -                 -            (2.22)                -
                                                      --------          --------         --------          --------

Basic and diluted net income (loss) per share..       $   0.00          $  (0.09)        $  (2.19)         $  (0.17)
                                                      ========          ========         ========          ========

Shares used in computing basic and
 diluted net income (loss) per share...........          6,793             6,733            6,793             6,711
                                                      ========          ========         ========          ========



                             See accompanying notes.

                           CONSOLIDATED BALANCE SHEETS
                 (Unaudited, in thousands except share amounts)

                                                                                       September 30,         December 31,
                                                                                           2002                  2001
                                                                                       -------------         ------------
                                      ASSETS

Current assets:
   Cash and cash equivalents.......................................................       $   175               $    84
   Accounts receivable, net of allowance for doubtful
       accounts of $376 and $488 as of September 30, 2002 and
       December 31, 2001, respectively.............................................         8,140                 7,621
   Inventories.....................................................................         1,218                 1,236
   Prepaid expenses and other......................................................           875                   585
                                                                                           ------                ------

       Total current assets........................................................        10,408                 9,526

Property, plant and equipment, net.................................................         2,949                 3,249
Intangibles, primarily goodwill, net...............................................        19,998                35,171
Other assets.......................................................................           778                   477
                                                                                          -------               -------

           Total assets............................................................       $34,133               $48,423
                                                                                          =======               =======

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt and current portion of long-term debt...........................       $ 5,970               $ 2,031
   Accounts payable................................................................         4,028                 2,711
   Accrued expenses................................................................         2,312                 2,818
   Deferred revenue................................................................         1,622                 1,382
                                                                                          -------               -------

       Total current liabilities...................................................        13,932                 8,942

Long-term debt.....................................................................          926                  5,813


Subordinated convertible debt, net of discount of $190 and $294, as of
September 30, 2002 and December 31, 2001, respectively.............................         6,080                 5,976

Interest on subordinated convertible debt..........................................           416                    --

Shareholders' equity:

   Preferred stock, no par value, 10,000,000 shares
       authorized, none issued.....................................................            --                    --
   Common stock, no par value, 40,000,000 shares authorized,
       6,793,323 shares issued and outstanding
       as of September 30, 2002 and December 31, 2001..............................        53,494                53,494
      Accumulated deficit..........................................................       (40,715)              (25,802)
                                                                                          -------               -------

       Total shareholders' equity..................................................        12,779                27,692
                                                                                          -------               -------

          Total liabilities and shareholders' equity...............................       $34,133               $48,423
                                                                                          =======               =======


                              See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                                      Nine Months
                                                                                                  Ended September 30,
                                                                                                -----------------------
                                                                                                2002               2001
                                                                                                ----               ----
Cash flows from operating activities:
    Net loss...........................................................................     $ (14,913)           $ (1,150)
    Adjustments to reconcile net loss to net cash
        provided by operating activities--
        Cumulative effect of accounting change.........................................        15,084                  --
        Depreciation and amortization..................................................         1,020               2,606
        Amortization of deferred financing costs.......................................           265                 192
        Amortization of imputed interest...............................................           104                 104
        Changes in operating assets and liabilities--
            Accounts receivable, net...................................................          (519)              1,345
            Inventories................................................................            18                 113
            Prepaid expenses and other.................................................          (290)                542
            Other assets...............................................................          (292)                 15
            Accounts payable...........................................................         1,317                 460
            Accrued expenses...........................................................          (259)             (1,320)
            Deferred revenue...........................................................           240              (1,212)
            Other long-term liabilities................................................            --                 (51)
                                                                                              -------             -------
                Net cash provided by operating activities..............................         1,775               1,644
                                                                                              -------             -------

Cash flows from investing activities:
    Purchases of property and equipment................................................          (396)               (665)
                                                                                              -------             -------

                Net cash used in investing activities..................................          (396)               (665)
                                                                                              -------             -------
Cash flows from financing activities:
    Principal payments on debt and capital lease obligations...........................        (1,544)             (2,930)
    Net borrowings under line of credit................................................           530                 300
    Payment of deferred financing costs................................................          (274)                (34)
    Proceeds from issuance of common stock.............................................            --                  32
                                                                                              -------             -------

                Net cash used in financing activities..................................        (1,288)             (2,632)
                                                                                              -------             -------

Net increase (decrease) in cash and cash equivalents...................................            91              (1,653)
Cash and cash equivalents, beginning of period.........................................            84               2,248
                                                                                              -------             -------

Cash and cash equivalents, end of period...............................................       $   175             $   595
                                                                                              =======             =======

Supplemental disclosures of cash flow information:
    Cash paid for:
        Interest.......................................................................       $   464             $ 1,282
                                                                                              =======             =======

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). Among other things, SFAS No. 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This statement supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the provisions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" that relate to reporting the effects of a disposal of a segment of a business. The Company adopted SFAS 144 effective January 1, 2002, when adoption was mandatory. This new accounting standard had no impact on the Company's consolidated results.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4. RECLASSIFICATIONS:

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

The following table presents the impact of SFAS 142 on income prior to cumulative effect of accounting change per share had the standard been in effect for the three months and nine months ended September 30, 2001.


                                                Three Months Ended September 30,                  Nine Months Ended September 30,

                                                  2002                  2001                       2002                 2001
                                                  ----                  ----                       ----                 ----
Net income (loss) - as reported                  $16,000             $(580,000)                  $171,000           $(1,150,000)

Amortization of goodwill                              --               412,000                         --             1,210,000
                                                 -------             ---------                   --------           -----------

Net income (loss) adjusted                       $16,000             $(168,000)                  $171,000               $60,000
                                                 =======             ==========                  ========               =======
Basic and diluted income (loss) prior
to cumulative effect of accounting
change per share as reported                       $0.00                ($0.09)                     $0.03                $(0.17)
                                                   =====                =======                     =====                ======
Basic and diluted income (loss) prior
to cumulative effect of accounting
change per share as adjusted                       $0.00                $(0.02)                     $0.03                 $0.01
                                                   =====                =======                     =====                 =====



The Company is required to perform goodwill impairment tests on an annual basis and between tests in certain circumstances. For the period from June 30, 2002 through November 13, 2002, no further impairment indicators were noted. No additional impairment charge of goodwill has been recognized. There can be no assurance that future goodwill impairment tests will not result in an additional charge to earnings.

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

Under the Revolving Credit Line, the Company is required to pay interest monthly at the prime rate plus 2.0% (effective rate of 6.75% as of September 30, 2002). The outstanding principal of the Revolving Credit Line is due and payable at the end of term on June 30, 2003. Borrowing availability is based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. As of September 30, 2002, approximately $4.7 million was outstanding under the Revolving Credit Line, and approximately $539,000 was available under the credit line. The Company borrowed $300,000 on the Revolving Credit Line in October 2002.

Under the Term Loan, interest is payable monthly at the prime rate plus 2.0% (effective rate of 6.75% as of September 30, 2002). The outstanding principal amount of the Term Loan is due and payable in three consecutive quarterly payments of $500,000 commencing June 30, 2002, with two additional quarterly installments of $365,000 due on March 31, 2003 and June 30, 2003. At September 30, 2002, the Company paid its quarterly installment of $500,000 which resulted in a balance on the Term loan of $1.23 million.

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

The Company paid $56,115 in bank fees at the Closing, and an additional $56,115 on September 12, 2002, which are being amortized over the loan term.

In connection with the Credit Facility, the Company entered into an interest rate cap agreement maturing on June 13, 2003, with a total notional amount of $2,000,000. The Company paid the counterparty a premium of $7,500 on June 12, 2002, and will receive monthly an amount equal to the product of the amount by which the Prime Rate (4.75% at September 30, 2002) exceeds the Cap Rate (6.5%) multiplied by the notional amount. The premium is being amortized over a one year period. Since entering the interest rate cap agreement, the Prime Rate has not exceeded the Cap Rate. Accordingly, the Company has not received any payments under this agreement.

In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to a Company-owned property that houses a production facility. The Company received $869,000 in proceeds, net of closing costs, from the transaction. In July 1999, the $869,000 was applied to the balance of the Credit Facility. Interest on the mortgage is at the greater of 8.50% or the U.S. Treasury rate plus 375 basis points (9.00% at September 30, 2002). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $10,000.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7. SUBORDINATED CONVERTIBLE DEBT:

In order for the Company to enter into the Credit Facility, the Company's subordinated debt holders, TDH III, L.P., Dime Capital Partners, Inc. and Robert
E. Drury (the "Investors"), were required to forego payments of interest until February 15, 2004. In consideration for such forbearance of interest, the Company and the Investors amended the terms of the $6 million convertible subordinated loan and warrant purchase agreement (the "Amendment") on June 14, 2002.

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

The Company also issued new warrants (the "New Warrants") that replaced the existing warrants issued to the Investors on February 15, 2000. The New Warrants provide that the Investors may purchase an aggregate of 1.8 million shares of Common Stock (subject to downward adjustment under certain circumstances) at $3.50 per share (subject to downward adjustment under certain circumstances). The New Warrants are only exercisable once the Company has repaid the New Notes in full. If the holder of a New Warrant converts its New Note, in whole or in part, into shares of Common Stock, their New Warrant will be cancelled. Furthermore, the New Warrants will be cancelled if the Additional Warrants (defined below) becomes exercisable.

The Company also issued additional warrants (the "Additional Warrants") to purchase an aggregate of 8.4 million shares of Common Stock at a price per share equal to the lesser of (i) $0.25 or (ii) eighty percent (80%) of the market price of the Common Stock at the time of exercise. The Additional Warrants are only exercisable upon (i) the date the Company defaults in the payment of any amount due and payable under the New Notes, regardless of whether or not the Company has exercised its Extension Right, or (ii) if the Company has exercised its Extension Right, the date the Company pays the New Notes in full. Once the Additional Warrant is exercisable, the New Warrants will be cancelled. The Additional Warrant is exercisable for a period equal to (i) two (2) years in the event of a default in the payment of amounts due and payable by the Company or
(ii) two (2) years from the date the Company exercised the Extension Right in the event the Company pays the New Notes in full. If the Company defaults in the payment of amounts due and payable under the New Notes, when the Company either
(i) does not exercise its Extension Right or (ii) exercises its Extension Right after the New Notes have been converted, in whole or in part, into shares of Common Stock, then the Investors can exercise the Additional Warrant by delivery of two-year, interest free, non-recourse notes secured by the pledge of the Additional Warrant shares or by cashless exercise, and the Investors shall be entitled to vote the 8.4 million shares of Common Stock. In the event that the Company exercises its Extension Right and pays the remainder due by February 15, 2005, and the New Notes have not been converted, in whole or in part, into shares of Common Stock, then the number of shares of Common Stock purchasable under the Additional Warrants shall be reduced to an aggregate of 2.2 million shares of Common Stock.

8. INCOME TAXES:

At September 30, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $11.9 million expiring in 2016 through 2021. The net operating loss carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses for financial and income tax reporting purposes, as well as, the nondeductibility of the loss on the sale of business units and goodwill amortization. The timing and manner in which the company will utilize the net operating loss carryforwards in any year, or in total, may be limited by the provision of the Internal Revenue Service Code. Such limitation may have an impact on the ultimate realization and timing of these net operating loss carryforwards.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

8. INCOME TAXES (continued):

At September 30, 2002, a valuation allowance was established for the Company's tax benefit based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

9. EARNINGS PER SHARE:

The Company has presented net income (loss) per share pursuant to SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share ("Basic EPS") is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share ("Diluted EPS") is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the three months and nine months ended September 30, 2002, common stock equivalents are not included because option exercise prices and debt conversion prices exceed the average market price for the period and as such, Basic EPS and Diluted EPS are the same. For the three months and nine months ended September 30, 2001, common stock equivalents are not included, as their effect is antidilutive and, as such, Basic EPS and Diluted EPS are the same.

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

Historical Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Overview. For the three months ended September 30, 2002, net income amounted to $16,000 or $0.00 per Basic and Diluted share compared to a net loss of $580,000 or $0.09 per Basic and Diluted share for the three months ended September 30, 2001.

Revenues. For the three months ended September 30, 2002, total revenues increased $0.1 million, or 1.2%, as compared to the corresponding period in 2001. This was primarily due to a services revenue increase of 1.9%. For the three months ended September 30, 2002, services revenue and products revenue, respectively, comprised 84.8% and 15.2% of total revenues, as compared to 84.3% and 15.7% in the corresponding period in 2001.

In services revenue, legal conversion services, litigation coding and electronic data discovery were the primary drivers of the third quarter increase. In addition, ImageMaxOnline, the Company's internet document repository, reported a modest increase in the quarter. Products revenue was flat versus 2001; however, the mix was favorable as higher margin software products were the larger component of revenue in the quarter.

Gross profit. For the three months ended September 30, 2002, gross profit increased by $0.1 million, or 2.6%, as a result of higher revenues and improved gross profit percentage due to favorable mix gains. Gross profit percentage improved from 35.9% to 36.4% in the current quarter 2002 versus the same corresponding quarter in 2001.

Selling and administrative expenses. For the three months ended September 30, 2002, S&A expenses decreased by $0.1 million, or 2.0%, as compared to the corresponding period in 2001. The decrease resulted from the Company's ongoing efforts to centralize its accounting and administrative functions net of investments aimed at expanding its sales presence in major metropolitan markets such as Chicago, Los Angeles and Minneapolis.

Interest expense. For the three months ended September 30, 2002, interest expense amounted to $0.3 million, as compared to interest expense of $0.4 million in the corresponding period in 2001. The decrease is due to lower senior debt levels and lower interest rates in 2002 versus 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Overview. For the nine months ended September 30, 2002, net loss amounted to $14.9 million or $2.22 per Basic and Diluted share compared to a net loss of $1.1 million or $0.17 per Basic and Diluted share for the nine months ended September 30, 2001. In addition, for the nine months ended September 30, 2002, income before cumulative effect of accounting change amounted to $171,000 or $0.03 per Basic and Diluted share before the Company recorded an impairment charge of $15.1 million due to the implementation of SFAS 142 during the nine months ended September 30, 2002.

Revenues. For the nine months ended September 30, 2002, total revenues decreased $4.1 million, or 11.3%, as compared to the corresponding period in 2001. This was due to a product revenue decrease of 22.4% and a service revenue decrease of 9.0%. For the nine months ended September 30, 2002, service revenue and product revenue, respectively, comprised 85.1% and 14.9% of total revenues, as compared to 83.0% and 17.0% in the corresponding period in 2001.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

The decline in total revenue was due primarily to lower micrographics conversion services and equipment and supplies sales as the Company continues its transition to higher margin services and products. Overall, the Company's revenue mix continues to improve with digital conversion services, legal services, ImageMaxOnline, and software and systems sales increasing as a percentage of total revenue.

Gross profit. For the nine months ended September 30, 2002, gross profit decreased by $0.9 million, or 7.2%, as compared to the corresponding period in 2001 as a result of lower revenues. However, during the same corresponding periods, gross profit percentage increased from 36.0% to 37.8% due to favorable revenue mix gains due to the Company's migration to digital conversion services, and software products along with lower operating costs.

Selling and administrative expenses. For the nine months ended September 30, 2002, S&A expenses decreased by $0.8 million, or 6.6%, as compared to the corresponding period in 2001. The decrease resulted from the Company's ongoing efforts to centralize its accounting and administrative functions net of investments aimed at expanding its sales presence in major metropolitan markets.

Interest expense. For the nine months ended September 30, 2002, interest expense amounted to $0.9 million, as compared to interest expense of $1.3 million in the corresponding period in 2001. The decrease is due to lower senior debt levels and lower interest rates in 2002 versus 2001.

Liquidity and Capital Resources

As of September 30, 2002, the Company had cash and cash equivalents of $0.2 million and a working capital deficit of $3.5 million. The working capital deficit includes the outstanding balance of the Revolving Credit Line of $4.7 million which is due June 30, 2003. As of December 31, 2001 the Company had cash and cash equivalents of $0.1 million and working capital of $0.6 million. In addition, the Company made $1.5 million in principal payments on the Term Loan for the nine months ended September 30, 2002. For the nine months ended September 30, 2002 net cash provided by operating activities amounted to $1.8 million; net cash used in investing activities amounted to $0.4 million; and net cash used in financing activities amounted to $1.3 million.

Net cash provided by operating activities primarily represents net income before depreciation and amortization and cumulative effect of accounting change. For the nine months ended September 30, 2002, liquidation of supplies inventory to meet maintenance and conversion services demands, increases in deferred revenue for advance cash deposits on software and systems installations, and increases in accounts payable to accommodate working capital needs were offset by increased billings to customers, increases in prepaid assets and deposits for upcoming projects, and decreases in accrued expenses due to payments of restructuring charges incurred during 2001.

Net cash used in investing activities represents the Company's investments in production facilities equipment and information technology for ImageMaxOnline, the sales force and corporate headquarters. For the nine months ended September 30, 2002, the Company made capital expenditures of $0.4 million.

Net cash used in financing activities primarily represents the $1.5 million of payments under the Term Loan and $0.3 million in payments of deferred financing costs offset by $0.5 borrowings on the Revolver loan. The Company borrowed $300,000 on the Revolving Credit Line in October 2002.

The Company continues to selectively invest in equipment and technology to meet the needs of its operations and to improve its operating efficiency. The Company may also consider selective synergistic in-market acquisitions in the future. The Company believes that its operating cash flow together with the unused portion of the new Revolving Credit Line will be sufficient to finance current operating requirements through the first half of 2003.

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

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Under the Revolving Credit Line, the Company is required to pay interest monthly at the prime rate plus 2.0% (effective rate of 6.75% as of September 30, 2002). The outstanding principal of the Revolving Credit Line is due and payable at the end of term on June 30, 2003. Borrowing availability is based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. As of September 30, 2002, approximately $4.7 million was outstanding under the Revolving Credit Line and approximately $539,000 was available under the credit line. The Company borrowed $300,000 on the Revolving Credit Line in October 2002.

Under the Term Loan, interest is payable monthly at the prime rate plus 2.0% (effective rate of 6.75% as of September 30, 2002). The outstanding principal amount of the Term Loan is due and payable in three consecutive quarterly payments of $500,000 commencing June 30, 2002, with two additional quarterly installments of $365,000 due on March 31, 2003 and June 30, 2003. At September 30, 2002, the company paid $500,000 which resulted in a balance on the Term loan of $1.23 million.

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

The Company paid $56,115 in bank fees at the Closing, and an additional $56,115 on September 12, 2002.

In connection with the Credit Facility, the Company entered into an interest rate cap agreement maturing on June 13, 2003, with a total notional amount of $2,000,000. The Company paid the counterparty a premium of $7,500 on June 12, 2002, and will receive monthly an amount equal to the product of the amount by which the Prime Rate (4.75% at September 30, 2002) exceeds the Cap Rate (6.5%) multiplied by the notional amount. Since entering the interest rate cap agreement, the Prime Rate has not exceeded the Cap Rate. Accordingly, the Company has not received any payments under this agreement.

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

New Accounting Standards

See Note 3 in the Notes to Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. The Company has variable-rate debt representing 53% of its total long-term debt at September 30, 2002. If interest rates average 25 basis points more in 2002 than they did during 2001, the Company's interest expense would increase approximately $17,240 on an annual basis. Year-to-date as of November 13, 2002, the prime rate and the Company's interest rates on variable-rate debt have not changed. The Company has limited its interest rate risk by entering into an interest rate cap agreement. The agreement, which matures on June 13, 2003, is for a total notional amount of $2,000,000. In connection with this agreement the Company paid the counterparty a premium of $7,500 on June 13, 2002, and will receive monthly an amount equal to the product of the amount by which the Prime Rate (4.75% at September 30, 2002) exceeds the Cap Rate (6.5%) multiplied by the notional amount. Since entering the interest rate cap agreement, the Prime Rate has not exceeded the Cap Rate. Accordingly, the Company has not received any payments under this agreement.

                          PART II -- OTHER INFORMATION

ITEM 4.  Controls and Procedures

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report of Form 10-Q (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.


ITEM  5. Other Information.

On October 22, 2002, the Company announced the appointment of two new directors to the Company's Board, M. Christine Murphy and Dr. Frederick E. Webster, Jr. Ms. Murphy is Chairman and Chief Executive Officer of S. Zitner Company, a Philadelphia based manufacturer of fine confections and also serves on several boards including Sovereign Bank, The Allegheny West Foundation and the Greater Philadelphia Chamber of Commerce. Dr. Webster is the Charles Henry Jones 3rd Century Professor of Management, Emeritus, at the Tuck School of Business at Dartmouth, a Visiting Scholar of Business and Public Administration at the University of Arizona and President of FEW Consulting Services, Inc.

Ms. Murphy was appointed a Class II director with a term expiring in 2005. Mr. Webster was appointed a Class III director with a term expiring in 2003.

Effective October 22, 2002, the director classification for Mr. Robert E. Drury was changed from Class I to Class III with a term expiring in 2003.



ITEM  6. Exhibits and Reports on Form 8-K.

     A. Exhibits.

     99.1   Certification pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2   Certification pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

     99.3   Certification pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

     99.4   Certification pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

     B. Reports on Form 8-K:

     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEMAX, INC.

BY: /S/ MARK P. GLASSMAN                                       November 13, 2002
    --------------------                                       -----------------
Mark P. Glassman
Chief Executive Officer

BY: /S/ DAVID B. WALLS                                         November 13, 2002
    ------------------                                         -----------------
David B. Walls
Chief Financial Officer, Treasurer and Secretary

                                  EXHIBIT INDEX

99.1   Certification pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

99.2   Certification pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to
       Section 906 of the Sarbanes-Oxley Act of 2002.

99.3   Certification pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002.

99.4   Certification pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002.