Form 10-K
period 2002-12-31
IMAGEMAX INC
filed 2003-04-15
CIK 1046032

 The following items were the subject of a Form 12b-25 and are included herein:
                               Items 1 through 15


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED], FOR THE TRANSITION PERIOD FROM _______ TO _______
                         COMMISSION FILE NUMBER 0-23077



                                 IMAGEMAX, INC.
                                 --------------
             (Exact name of Registrant as specified in its charter)


                       PENNSYLVANIA
                       ------------                          23-2865585
              (State or other jurisdiction of             (I.R.S. Employer
               incorporation or organization)            Identification No.)

455 PENNSYLVANIA AVENUE, SUITE 200, FORT WASHINGTON, PENNSYLVANIA
-----------------------------------------------------------------     19034
            (Address of principal executive offices)                (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (215) 628-3600
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
             Common Stock (no par value per share) (Title of class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No _____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the ACT). Yes [ ] No |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,705,097 as of April 10, 2003. On April 10, 2003 the Registrant had outstanding 7,311,073 shares of Common Stock, no par value.

                                TABLE OF CONTENTS

Item                                                                                   Page
----                                                                                   ----

PART I
        Item 1.      Business                                                            1
        Item 2.      Properties                                                         12
        Item 3.      Legal Proceedings                                                  13
        Item 4.      Submission of Matters to a Vote of Security Holders                13

PART II
        Item 5.      Market for Registrant's Common Equity and Related
                     Shareholder Matters                                                14
        Item 6.      Selected Consolidated Financial Data                               15
        Item 7.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                16
        Item 7(a).   Quantitative and Qualitative Disclosures about Market Risk         22
        Item 8.      Financial Statements and Supplementary Data                        23
        Item 9.      Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                                23

PART III
        Item 10.     Directors and Executive Officers of Registrant                     24
        Item 11.     Executive Compensation                                             27
        Item 12.     Security Ownership of Certain Beneficial Owners and
                     Management                                                         31
        Item 13.     Certain Relationships and Related Transactions                     35

PART IV Item 14      Evaluation of Disclosure Controls and Procedures                   35
        Item 15.     Exhibits, Financial Statement Schedules and Reports On Form 8-K    35

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

For the year ended December 31, 2002, the Company reported a net loss of $14.9 million or $2.19 per share. The loss includes a one-time, non-cash charge as a result of the adoption of SFAS 142, "Goodwill and Other Intangibles". This charge reduced the carrying value of the Company's goodwill by approximately $15.1 million or $2.22 per share. See Note 2 to the Consolidated Financial statements. Income before the cumulative effect of the accounting change was $0.2 million or $0.03 per share.

For the year ended December 31, 2001, the Company reported a net loss of $9.4 million or $1.40 per share. The loss includes a restructuring charge of $5.9 million. In addition, the Company recorded an operating charge of $1.1 million in 2001, primarily related to closed production facilities; asset write-offs and development costs related to its ScanTrax(TM) capture software. In 2001, the net loss excluding the restructuring and operating charges was $2.4 million or $0.36 per share.

As of April 10, 2003, the Company operated from 26 facilities covering 15 states, employed approximately 600 people and provided services and products to several thousand clients from 15 production facilities that provide full-scale operational capabilities.

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

MARKET AND INDUSTRY OVERVIEW

The Company believes that the continued growth of the document management industry is driven by such principal factors as: (a) improvement of digital technology (i.e., CD-ROM, computer networking, Internet retrieval and image-enabled software applications) which has dramatically reduced the cost of imaging, storing, indexing and retrieving documents while improving users' ability to manage documents more efficiently; (b) greater focus by many organizations, especially those in document-intensive industries such as health care, financial services and engineering, on document management processes and systems as part of a wider effort to manage their information more efficiently in order to improve productivity, competitiveness and client service; (c) organizations' need to manage the ever increasing volume of information facilitated by document-generating technologies such as facsimile, high-speed printing, the Internet and computer networking; (d) increased outsourcing of document management services which allows organizations to focus on core competencies and revenue generating activities, reduce fixed costs, and gain access to new technologies without the risk and expense of near-term obsolescence; and (e) increased focus on business continuity in light of the events of September 11, 2001.

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

BUSINESS STRATEGY

The Company's goal is to serve as a leading national provider of outsourced document management solutions. The Company believes that customer and business trends indicate (i) a movement towards outsourcing, which allows companies to focus on core competencies; (ii) demand for value-added digital conversion services, whereby imaging is becoming part of the business process rather than paper replacement; and (iii) increased focus on business continuity in light of the events of September 11, 2001. In addition, the Company believes consulting organizations, document management providers and technology firms are increasingly pursuing service company partnerships to provide conversion capabilities for their customers that augment the outsourcing model.

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

In pursuing its strategic and business goals, the Company has focused its efforts organizationally on integrating operations and building a management structure that supports a regionally-based sales and service organization. These efforts to date have included the consolidation of operations in several markets, the reassignment of former managers, sales force investments, the alignment of production facilities into three regions (East, Central, and West) along geographic/vertical market lines, and the establishment of a formal organization structure that facilitates an integrated national approach. The Company believes it has begun to realize the benefits of this structure through improved coordination of sales activities, production capabilities, and technical skills in the fulfillment of customer requirements.

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

Media conversion services

Media conversion is labor intensive and, particularly in the case of digital imaging, requires increasingly sophisticated equipment and systems to be accomplished efficiently. By maintaining a large skilled labor pool, sufficient production capacity and technical capability, the Company believes that it can provide a responsive and cost effective outsource alternative to its customers.

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

Data Entry and Indexing. The creation of index files for the rapid retrieval of images is a critical part of most value-added document management solutions. The Company provides specialized indexing services to a variety of clients for both film and digital-format documents. These labor-intensive services are often contracted for outside the U.S., as a means to utilize qualified personnel at generally lower cost than is available domestically.

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

Products

The Company develops proprietary, open-architecture software products, which support electronic imaging and indexing services. In addition, the Company sells and supports third-party software and offers a wide range of digital imaging, scanning and viewing hardware, micrographic reader-printers, micrographic film and supplies and other equipment.

Software

The Company sells and supports third party document management software. These software products are marketed by the Company through a network of other document management companies acting as value-added resellers and also directly through the Company's own sales force to end-users including, in some cases, other document management companies. The Company has also established partnering relationships with software and equipment providers, which enable the Company's software to be packaged and sold with their product offerings.

In addition, the Company markets and supports a suite of proprietary open-architecture software products that support and enhance the scanning, indexing and retrieval of digital images for its own use and for sale to other document management companies and end-users. Versions of these software products can be run on Microsoft Windows-equipped networks or personal computers, and simplify the process of scanning, indexing and retrieving electronic images of documents. One of the Company's products, called ScanTrax(TM), was initially developed for use by document management companies in their digital conversion operations. Other Company products, such as FileTrax(R), were developed for marketing to end-users. The Company has also developed and markets scanning and viewing software package for the aperture card market called ImageMax ES. This product is utilized by both service companies and end-users to convert and index micrographic images of large format documents (in the form of 35-millimeter aperture cards) into digital images.

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

CLIENTS AND KEY MARKETS

The Company has a broad base of clients and no single client accounted for more than 5% of consolidated revenues for the years ended December 31, 2002, 2001 or 2000. The Company's customers are not concentrated in any specific geographic area, but are concentrated primarily in the health care, financial services, engineering, and legal services industries, as well as certain other vertical markets.

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

The Legal Services Market: consists of law firm litigation projects.

The Financial Services Market: consists of commercial banks, mortgage banking companies, insurance companies, brokerage companies and credit card and loan processing companies.

The Engineering Market: consists of manufacturers, architectural and engineering consultants, and utilities and telecommunications companies.

Other Vertical Markets: retail and government entities.

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

The Company has developed an Internet Application Service Provider ("ASP") strategy to provide comprehensive imaging solutions including image search and retrieval, computer output to laser disk ("COLD"), workflow, and electronic document management systems to the marketplace. During 2002, the Company continued refining ImageMaxOnline, its ASP-based offering, with the goal of shortening the sales cycle and providing customer benefits in the form of reduced capital, technology, and infrastructure risks typically associated with in-house systems. The Company believes that ImageMaxOnline facilitates involvement in new opportunities that occur earlier in the document life cycle and generate both recurring hosting-related revenues along with pull-through conversion business. In executing its Internet ASP strategy, the Company utilizes a combination of internal and external resources that best serve customers, including third-party arrangements with software and technology firms.

COMPETITION

The document management services industry is highly competitive, with a significant source of competition being the in-house document management capability of the Company's target client base. Additionally, the Company competes with local or regional, independent document management companies. The Company's competitors include Affiliated Computer Services, Inc., Anacomp Inc., IKON Office Solutions, Lason, Inc., On-Site Sourcing, Inc., and SourceCorp (formerly F.Y.I. Incorporated). These competitors may be larger than the Company, have greater financial and other resources and/or operate in broader geographic areas than the Company. Additionally, other potential competitors may choose to enter the Company's areas of operation in the future. As a result of this competitive environment, the Company may lose clients or have difficulty in acquiring new clients and its revenues and margins may be adversely affected. The Company believes that the principal competitive factors in document management services include the breadth, accuracy, speed, reliability and security of service, technical expertise, industry specific knowledge and price. The Company competes primarily on the basis of the breadth and quality of service, technical expertise and industry specific knowledge, and believes that it competes favorably with respect to these factors.

INTELLECTUAL PROPERTY

The Company regards the ImageMax name, its software products, information and know-how as proprietary and relies primarily on a combination of trademarks, copyrights, trade secrets and confidentiality agreements to protect its proprietary rights. The Company's business is not materially dependent on any patents and it does not believe that any of its other proprietary rights are of any material value. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to obtain and use information that the Company regards as proprietary, and policing unauthorized use of the Company's proprietary information may be difficult. Litigation may be necessary for the

Company to protect its proprietary information and could result in substantial cost to, and diversion of efforts by, the Company. See Item 3: "Legal Proceedings".

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

EMPLOYEES

As of December 31, 2002, the Company had approximately 600 employees, approximately 110 of whom were employed primarily in management and administration. None of the Company's employees are subject to a collective bargaining agreement, and the Company considers its relations with its employees to be good.

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

THE COMPANY HAS A HISTORY OF OPERATING LOSSES

The Company has incurred significant operating losses since its inception and has accumulated a deficit of approximately $40.6 million as of December 31, 2002. There can be no assurance the Company will be able to operate profitably in the near future.

For the year ended December 31, 2002, the Company reported a net loss of $14.9 million or $2.19 per share. The loss includes a one-time, non-cash charge as a result of the adoption of SFAS 142, "Goodwill and Other Intangibles". This charge reduced the carrying value of the Company's goodwill by approximately $15.1 million or $2.22 per share. Income before the cumulative effect of the accounting change was $0.2 million or $0.03 per share.

For the year ended December 31, 2001, the Company reported a net loss of $9.4 million or $1.40 per share. The loss includes a restructuring charge of $5.9 million. In addition, the Company recorded an operating charge of $1.1 million in 2001, primarily related to the closed production facilities; asset write-offs and development costs related to its ScanTrax(TM) capture software. In 2001, the net loss excluding the restructuring and operating charges was $2.4 million or $0.36 per share.

See Note 2 to the Consolidated Financial Statements for further discussion of the Company's ability to continue as a going concern.

FAILURE TO MEET THE COMPANY'S OBLIGATIONS TO ITS DEBT HOLDERS COULD ADVERSELY AFFECT THE COMPANY'S OPERATIONS

On June 14, 2002, the Company restructured its senior credit facility ("Credit Facility") and subordinated debt agreement pursuant to a default under previous credit agreements with Commerce Bank, NA and FirsTrust Bank ("Senior Lenders") and subordinated debt investors. Default under these amended agreements, such as the failure to make required principal and interest payments could result in the Senior Lenders or investors immediately demanding repayment of all outstanding amounts, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

THE RESTRUCTURING OF THE COMPANY'S AGREEMENT WITH ITS SUBORDINATED DEBT HOLDERS COULD BE DILUTIVE TO EXISTING SHAREHOLDERS AND UPON DEFAULT COULD RESULT IN A CHANGE IN CONTROL OF THE COMPANY

In order for the Company to enter into the June 14, 2002 Credit Facility, the Company's subordinated debt holders, TDH III, L.P., LVIR Investor Group, LP (formerly Dime Capital Partners, Inc.) and Robert E. Drury (the "Investors"), were required to forego payments of interest until February 15, 2004. In consideration for such forbearance of interest, the Company and the Investors amended the terms of the $6 million convertible subordinated loan and warrant purchase agreement (the "Amendment") on June 14, 2002.

Under the terms of the Amendment, the Investors received new convertible subordinated notes (the "New Notes") that replaced the existing notes purchased by the Investors on February 15, 2000 and capitalized $0.27 million of outstanding interest. The New Notes and accrued interest are due and payable on February 15, 2004. Interest accrues at a rate of nine percent (9%), compounded semi-annually on June 30 and December 31. The Company cannot voluntarily prepay the New Notes. However, the Company can elect to extend the due date of the New Notes to February 15, 2005 (the "Extension Right"), if the Company pays seventy-five percent (75%) of the currently outstanding principal balance of the

New Notes and interest accrued thereon by February 15, 2004. Up to an aggregate of approximately $2.0 million of the principal amount of the New Notes is voluntarily convertible by the Investors into the Company's common stock, no par value, (the "Common Stock") at a price of $0.40 per share (subject to downward adjustment under certain circumstances), for approximately 4.9 million shares of Common Stock.

The Company also issued new warrants (the "New Warrants") that replaced the existing warrants issued to the Investors on February 15, 2000. The New Warrants provide that the Investors may purchase an aggregate of 1.8 million shares of Common Stock at $3.50 per share (subject to downward adjustment under certain circumstances). The New Warrants are only exercisable once the Company has repaid the New Notes in full. If the holder of a New Warrant converts its New Note, in whole or in part, into shares of Common Stock, their New Warrant will be cancelled. Furthermore, the New Warrants will be cancelled if the Additional Warrants (defined below) become exercisable.

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

THE COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ NATIONAL MARKET

The Common Stock currently trades on the OTC Bulletin Board. In 1999, the Common Stock was delisted from the Nasdaq National Market because of the Company's inability to remain in compliance with certain financial and per share market price requirements. The Common Stock does not now, and may never; meet the requirements for re-listing on the Nasdaq National Market. The inability to list the Common Stock on the Nasdaq National Market substantially reduces the liquidity of, and market for, the Common Stock.

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


The stock market has, on occasion, experienced extreme price and volume fluctuations, which have often been unrelated to the operating performance of the affected companies and may adversely affect the price of the Common Stock.

SIGNIFICANT AMOUNTS OF ACQUIRED GOODWILL COULD POTENTIALLY REDUCE FUTURE NET INCOME

As of December 31, 2002, $20.0 million, or 55.8%, of the Company's total assets represented intangible assets arising from its acquisitions, of which $19.7 million was goodwill and $0.3 million was acquired developed technology. Goodwill is an intangible asset that represents the difference between the total purchase price of these acquisitions and the amount of the purchase price allocated to the fair value of the net assets acquired. In addition, as was the case when the Company sold and closed locations in 2001, 1999, and 1998, if the Company sells or liquidates its assets, the Company cannot be sure that the value of these intangible assets would be recovered. The Company cannot be certain that it will be able to fully realize these intangible assets over their amortization periods.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS 141 requires all business combinations initiated after July 1, 2001, to be accounted for using the purchase method. SFAS 142 concluded that purchased goodwill would not be amortized but would be reviewed for impairment when certain events indicate that the goodwill of a reporting unit is impaired. The Company, which has one operating segment, has determined that its reporting units should be aggregated under SFAS 142 and deemed a single reporting unit because they have similar economic characteristics. The impairment test uses a fair value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. SFAS 142 requires that goodwill be tested for impairment and that any transition adjustment be recorded at the beginning of the year in which SFAS 142 is adopted. All goodwill and indefinite-lived intangible assets must be tested for impairment at least annually. The new goodwill model applies not only to goodwill arising from acquisitions completed after the effective date, but also to goodwill previously recorded.

Effective January 1, 2002, the Company adopted SFAS 142. Upon adoption of SFAS 142, the Company ceased amortization of its goodwill and completed its calculation of the implied fair value of goodwill. As a result of the calculation, the Company recorded a non-cash charge of approximately $15.1 million or $2.22 per share to reduce the carrying of value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations as of January 1, 2002. In calculating the impairment charge, the fair value of the reporting units of the Company was estimated using both discounted cash flow methodology and recent comparable transactions. The Company will perform its required annual impairment review during the fourth quarter of each year, using the same methodology.

The Company performed a goodwill impairment test during the fourth quarter of 2002 and effective on December 31, 2002, which resulted in no additional impairment charges to goodwill for 2002. For the period from December 31, 2002, through April 10, 2003, no further impairment indicators were noted. There can be no assurance that future goodwill impairment tests will not result in an additional charge to earnings.

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

THE COMPANY MUST BE ABLE TO ATTRACT AND RETAIN KEY MANAGEMENT AND OTHER
PERSONNEL

The Company's operations depend on the performance of its executive management team, the senior management of its regional teams and the quality and effectiveness of its sales force. If any of the executive management team or senior management of the regional teams is unable or unwilling to continue in their present roles, or if the Company is unable to attract and retain other skilled employees, including salespersons, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

THE COMPANY'S QUARTERLY RESULTS OF OPERATIONS MAY FLUCTUATE

The Company's results of operations may fluctuate in any given year, and from quarter to quarter. Factors that may cause material fluctuations in quarterly results of operations include:

         o   the gain or loss of significant clients;
         o increases or reductions in the scope of services performed for significant clients;
         o   the timing or completion of significant projects;
         o   the relative mix of higher and lower margin projects;
         o changes in pricing strategies, capital expenditures and other costs relating to the expansion of operations;
         o   the hiring or loss of personnel;
         o   the timing and structure of acquisitions or dispositions;
         o the timing and magnitude of costs related to acquisitions or dispositions; and
         o   other factors that may be outside of the Company's control.


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

PUBLIC SECTOR MARKET AND CONTRACTING RISKS

Though a modest portion of the Company's present business involves public sector contracts, the Company anticipates growth in the portion of this business through contracts with local, state and federal government agencies, however, business with governmental agencies may be easily terminated or lost because public sector contracts generally:

    o          are subject to detailed regulatory requirements;
    o          are subject to public policies and funding priorities;
    o may be conditioned upon the continuing availability of public funds,
    o are subject to certain pricing constraints; and may be terminated for a variety of factors, including when it is in the best interests of the particular governmental agency.


Loss or termination of significant public sector contracts due to any of these factors or others unique to contracts with governmental entities may have a material adverse effect on the Company's future business, financial condition and results of operations.

SECURITY PROBLEMS WITH THE INTERNET MAY INHIBIT THE EXECUTION OF THE COMPANY'S INTERNET APPLICATION SERVICE STRATEGY

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

ITEM 2. PROPERTIES

The Company's headquarters offices are in Fort Washington, Pennsylvania occupying 5,535 square feet maintained under a lease expiring in December 2004. As of April 10, 2003, the Company conducted operations through one mortgaged property and 25 other leased facilities in 15 states containing, in the aggregate, approximately 315,000 square feet. The Company's principal facilities are summarized in the following table (alphabetized by state):

                          Approximate
Location                 Square Footage                           Principal Use(S)
--------                 --------------                           ----------------
Phoenix, AZ                    4,600                    Document management operations, offices
Anaheim, CA                    7,000                    Document management operations, offices
Hayward, CA                    3,000                    Document management operations, offices
Sacramento, CA                12,000                    Document management operations, offices
Chesterton, IN*               41,000                    Document management operations, offices
Chesterton, IN                11,000                    Warehouse
Indianapolis, IN                 300                    Office
Valparaiso, IN                28,000                    Warehouse
Monroe, LA                    65,000                    Retail, document management operations, offices
Bossier City, LA               4,000                    Offices
Canton, MA                    17,000                    Document management operations, offices
Saginaw, MI                   20,000                    Document management operations, offices
Minnetonka, MN                 7,000                    Document management operations, offices
Syracuse, NY                   1,200                    Warehouse
Syracuse, NY                   9,000                    Document management operations, offices
Valhalla, NY                   7,000                    Document management operations, offices
Philadelphia, PA               7,400                    Document management operations, offices
Dallas, TX                    15,000                    Document management operations, offices
Houston, TX                   15,600                    Document management operations, offices
Houston, TX                    3,600                    Warehouse
Forest, VA                    21,500                    Document management operations, offices

*    Mortgaged property

In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to the Chesterton facility, which is mortgaged by the Company. The Company received $869,000 in proceeds, net of closing costs, from the transaction. Interest on the loan is at the greater of 8.50% or the U.S. Treasury rate plus 375 basis points (9% at April 10, 2003). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $7,600. At March 31, 2003 the Company owed approximately $865,000 on the mortgage.

The Company believes that its properties are generally well maintained, in good condition and adequate for its present needs, and that suitable additional or replacement space will be available when needed. The Company owns or leases under both operating and capital leases substantial computer, scanning and imaging equipment, which it believes to be adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

On February 27, 2002, the Company and Mitchell Taube, then the Company's Executive Vice president - Marketing and Sales and a member of the Company's Board, entered into a Severance/General Release Agreement wherein Mr. Taube agreed (i) not to compete with the Company in any document management business;
(ii) not to solicit or employ any of the Company's employees; and (iii) not to disclose any of the Company's confidential information.

As Executive Vice President - Marketing and Sales Development for the Company, Mr. Taube was involved in the development and maintenance of the Company's confidential information including financial and business models, budgets, pricing, product development plans, product mix and marketing and sales strategies, customer information and employee compensation.

On November 21, 2002, the Company filed a compliant in the United States District Court for the Southern District of New York against Mr. Taube, Digiscribe International, Inc., the company Mr. Taube incorporated while employed at the Company, and two former Company employees - Barbara Collins and Christopher Dutra, who are now employed by Digiscribe (the "Defendants"). The Company has asserted claims for breach of contract, misappropriation of trade secrets, breach of fiduciary duty, and torious interference with contractual relations and prospective contractual relations.

The Company claims that, in founding Digiscribe, a full-service document imaging business, during the course of his employment with the Company, Mr. Taube violated his contractual and legal obligations to the Company. The Company also asserts that Mr. Taube continued to violate his agreements with the Company following his departure from the Company by soliciting and employing key Company employees. The Company further asserts that Mr. Taube continues to violate his contractual and legal obligations to the Company, as do the defendants Dutra and Collins, by soliciting clients of the Company and using confidential and proprietary information of the Company.

The Company seeks to recover damages and/or injunctive relief for the breach of Mr. Taube's agreement with the Company. The Company believes that the actions of the Defendants have caused, and continue to cause, significant business losses at its New York facility.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters submitted to a vote of securityholders during fourth quarter of 2002.

                                    PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock formerly traded on the Nasdaq National Market under the symbol "IMAG" and presently trades on the OTC Bulletin Board under the symbol IMAG.OB. Shares of the Company's Common Stock were first traded publicly on December 4, 1997. The following table sets forth, for the periods indicated, the high and low bid prices per share of the Common Stock, as reported on the OTC Bulletin Board, as applicable, for the two most recent fiscal years of the Company.

                                                                High       Low
                                                                ----       ---
2001 First Quarter                                             $ 0.94     $ 0.56
2001 Second Quarter                                            $ 0.76     $ 0.41
2001 Third Quarter                                             $ 0.64     $ 0.31
2001 Fourth Quarter                                            $ 0.37     $ 0.12
2002 First Quarter                                             $ 0.45     $ 0.23
2002 Second Quarter                                            $ 0.30     $ 0.17
2002 Third Quarter                                             $ 0.27     $ 0.18
2002 Fourth Quarter                                            $ 0.26     $ 0.12
2003 First Quarter                                             $ 0.37     $ 0.21

On April 10, 2003, the closing bid price for a share of Common Stock as reported by the OTC Bulletin Board was $0.37 and the number of record holders including the number of individual participants in security position listings of the Common Stock was approximately 1,100. The over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

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

The Company has not paid any dividends since its inception and currently intends to retain all earnings for use in its business. In addition, the Company is subject to certain restrictions with respect to the payment of dividends on its Common Stock, pursuant to the provisions contained in its credit facility. The declaration and payment of dividends in the future will be determined by the Company's Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements and other factors. Additionally, as described in "Managements Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital resources" the Credit Facility restricts the Company's ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

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

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                        2002           2001        2000        1999        1998
                                                        ----           ----        ----        ----        ----
                                                             (Dollars In Thousands, Except Per Share Data)
STATEMENT OF OPERATIONS DATA:

Revenues                                               $ 44,223       $ 46,230    $ 58,098    $ 60,223    $ 64,576
Gross profit                                             16,333         16,383      20,301      20,959      19,172
Operating income (loss)                                   1,419        (7,753)       2,631       1,360     (6,298)
Net income (loss)                                      (14,876)        (9,440)         402       (771)     (8,431)
Basic and diluted net income (loss) per share           $(2.19)       $ (1.40)      $ 0.06    $ (0.12)    $ (1.40)
Gross profit percentage                                   36.9%          35.4%       34.9%       34.8%       29.7%

                                                                              December 31,
                                                                              ------------
                                                        2002          2001         2000        1999        1998
                                                        ----          ----         ----        ----        ----
                                                                       (Dollars In Thousands)
BALANCE SHEET DATA:
Cash and cash equivalents                                 $ 878           $ 84     $ 2,248     $ 1,719       $ 736
Working capital (deficiency)                              2,541            584         209    (13,281)    (17,228)
Intangible assets                                        19,974         35,171      42,689      44,448      46,607
Total assets                                             35,854         48,423      62,960      64,365      69,574
Total long-term debt                                     13,462         11,789      10,933         970         257
Total debt                                               14,264         13,820      17,364      19,597      20,496
Shareholders' equity                                     12,821         27,692      37,093      36,073      36,652


OTHER DATA:
Cash flow from operating activities                     $ 2,156        $ 2,008     $ 3,625     $ 1,854     $ (194)
EBITDA (1)                                              $ 3,123        $ 2,926     $ 6,562     $ 4,989     $ 1,744
Debt/Equity                                                1.12            .50         .47         .54         .56
Debt/EBITDA                                                4.57           4.72        2.64        3.93       11.75


(1) EBITDA is defined as earnings before interest, taxes, depreciation, and amortization, represented here as operating income (loss) plus depreciation and amortization and excludes restructuring charge and operating charge:

                                                                        Year Ended December 31,

                                                         2002          2001         2000        1999        1998
                                                         ----          ----         ----        ----        ----
              Operating income (loss)                    $1,419       $(7,753)      $2,631      $1,360    $(6,298)
              Depreciation and amortization               1,704          3,633       3,931       3,629       3,047
              Restructuring change                            -          5,939           -           -           -
              Loss on sale of business                        -              -           -           -       4,995
              Operating charge (a)                            -          1,107           -           -           -
                                                         ------       --------      ------      ------    --------

                                                         $3,123         $2,926      $6,562      $4,989      $1,744
                                                         ======       ========      ======      ======    ========

(a) Operating charge was primarily related to closed production facilities; asset write-offs and development costs related to ScanTrax(TM) capture software.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements and related notes thereto and the "Selected Consolidated Financial Data" set forth in Item 6 of this Annual Report on Form 10-K. Except for the historical information contained herein, this and other sections of this Annual Report on Form 10-K contain certain forward-looking statements that involve substantial risks and uncertainties. When used in this Annual Report on Form 10-K, the words "anticipate," "believe," "estimate," "expect," and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in "Business--Risk Factors.

INTRODUCTION

The Company is a national single-source provider of integrated document management solutions. See item 1: "Business" of this Form 10-K. The Company's revenues are derived from a broad range of media conversion, storage and retrieval services, the sale of proprietary, open-architecture software products which support digital imaging and indexing services and the sale and service of a variety of document management equipment.

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

Critical Accounting Policies

The following discussion and disclosures included elsewhere in this Report are based upon the audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, the Company evaluates the estimates used, including those related to the allowance for doubtful accounts, impairments of tangible and intangible assets, income taxes, and contingencies. The Company has based its estimates on historical experience, current conditions and various other assumptions that the Company believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. The Company uses these estimates to assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies involve more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

The Company recognizes media conversion services revenue on services in process, such as scanning projects, as units are completed under the proportional performance method, subject to consideration of guidance in SAB#101. Revenue generated from software sales fall under the guidance of SOP 97-2. Hardware and other equipment revenue is recognized FOB shipping point.

Accounting for Acquisitions

The Company was founded in November 1996 and on December 4, 1997 completed its initial public offering (the "Offering"). Concurrent with the Offering, the Company began material operations with the acquisition of 14 document management service companies and in the first eight months of 1998 acquired an additional 13 document management service companies.

The Company's acquisitions have resulted in a significant accumulation of goodwill and for acquisitions prior to July 1, 2001; the Company amortized the related goodwill over an estimated benefit period of 30 years. There have been no acquisitions completed after July 1, 2001 and the Company is no longer amortizing goodwill beginning on January 1, 2002, in accordance with SFAS 142, "Goodwill and Other Intangible Assets". Upon adoption of SFAS 142 during the six months ended June 30, 2002, the Company completed its calculation of the implied fair value of goodwill and recorded a non-cash charge of approximately $15.1 million to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations as of January 1, 2002. In calculating the impairment charge, the fair value of the reporting units of the Company was estimated using both discounted cash flow methodology and recent comparable transactions. The Company performed its annual impairment review during fourth quarter of 2002 and determined that no additional charges were required as of December 31, 2002. For the period from December 31, 2002 through April 10, 2003, no further impairment indicators were noted. The Company will perform its required annual impairment review during the fourth quarter each year using the same methodology.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

Overview

For the year ended December 31, 2002, net loss amounted to $14.9 million or $
2.19 per basic and diluted share compared to a net loss of $9.4 million or $1.40 per basic and diluted share for the year ended December 31, 2001. In addition, for the year ended December 31, 2002, income before cumulative effect of accounting change amounted to $208,000 or $0.03 per basic and diluted share before the Company recorded an impairment charge of $15.1 million or $2.22 per share due to the adoption of SFAS 142 during the year ended December 31, 2002.

Revenues

For the year ended December 31, 2002, total revenues decreased $2.0 million, or 4.3%, as compared to the corresponding period in 2001. Service revenues decreased 1.6% and comprised 85.3% of total revenues in 2002, as compared to 83.0% in 2001. Product revenues decreased 17.4% and comprised of 14.7% of total revenues in 2002, as compared to 17.0% in 2001.

The overall decline in revenue is a result of the Company's strategic focus towards digitally based conversion services and sales of third party software in response to declining demand and opportunities in analog based conversion services and equipment product sales. In addition, revenues were adversely impacted by employee and customer losses at the Company's New York facility, which is more fully described in Item 3. Legal Proceedings on page 13.

As a result of the Company's continuing focus towards digitally based services, service revenue experienced a slight decline in revenue due to lower micrographic conversion services and maintenance support services related to equipment sales. These declines were partially offset by increases in the Company's legal conversion services of litigation coding and electronic discovery, and a modest increase with ImageMaxOnline, the Company's internet document repository.

As the Company shifted efforts towards third party software sales, product revenue declined due to lower sales of equipment and hardware. These declines were partially offset by increases in sales of higher margin third party software.

Gross Profit

For the year ended December 31, 2002, gross profit was primarily flat as compared to 2001 as a result lower revenues offset by improved gross margins on overall revenue. Gross profit percentage increased from 35.4% to 36.9% due to favorable revenue mix gains primarily in digital based conversion services, increased productivity and lower operating costs from improved operating methods and economies of scale and higher volume from ImageMaxOnline.

Selling and Administrative Expenses

For the year ended December 31, 2002, S&A expenses decreased by $1.8 million, or 11.0%, as compared to 2001. The decrease resulted from the Company's strategy to centralize its accounting and administrative functions net of investments aimed at expanding its sales presence in major metropolitan markets and reduced costs associated with management transitions experienced in the first half of 2001.

Operating Income (Loss)

For the year ended December 31, 2002, operating income increased by $9.2 million, as compared to the year ended December 31, 2001. Excluding the impact of the 2001 restructuring charge of $5.9 million and the operating charge (primarily related to closed production facilities; asset write-offs and development costs related to ScanTrax(TM) capture software) of $1.1 million, operating income increased $2.2 million. This increase resulted from: (1) reductions of selling and administrative costs due to ongoing efforts to centralize the Company's accounting and administrative functions and reduced costs associated with management transitions experienced in the first half of 2001, and (2) the implementation of SFAS 142 resulted in lower amortization expense of $1.6 million for 2002 versus 2001. See Note 4 - Intangible Assets for pro forma operating income comparisons.

Interest Expense

For the year ended December 31, 2002, interest expense amounted to $1.2 million, as compared to $1.6 million, in 2001. The decrease is due to lower senior debt levels and lower interest rates in 2002 versus 2001.

Income Tax Provision

No current income tax or deferred income tax provision was recognized in 2002 due to the Company's loss position and net operating loss carryovers. The Company's deferred tax asset for net operating losses was fully reserved at December 31, 2002 and 2001.

Net Loss

Net loss amounted to $14.9 million or $2.19 per share in 2002 as compared to a net loss of $9.4 million or $1.40 per share in 2001. Excluding the non-cash, cumulative effect of accounting change in 2002, the Company had net income of $0.2 million or $0.03 per share.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Overview
For the year ended December 31, 2001, the Company reported a net loss of $9.4 million or $1.40 basic and diluted earnings per share. The loss included a restructuring charge of $5.9 million. The restructuring charge was attributable to closing the Dayton, OH, and Lincoln, NE and Portland, OR production facilities. The restructuring charge included non-cash goodwill write-offs of $5.4 million, severance costs of $0.1 million and facility costs of $0.4 million. These actions are consistent with the Company's strategy to improve ongoing operating results, optimize its operating capacity and fund entry into the Los Angeles market in 2002. The Anaheim, CA facility opened in October 2002.

In addition, the Company recorded an operating charge of $1.1 million in 2001, primarily related to the closed production facilities; asset write-offs and development costs related to its ScanTrax(TM) capture software.

The net loss excluding the restructuring and operating charges was $2.4 million or $0.36 basic and diluted earnings per share.

Revenues
Revenues decreased $11.9 million, or 20.4%, from $58.1 million in 2000 to $46.2 million in 2001. Service revenues decreased by 20.0% and comprised 83.0% of total revenues in 2001, as compared to 82.6% in 2000. In 2001, product revenues decreased 22.5% and comprised 17.0% of total revenues in 2001, as compared to 17.4% in 2000.

The decline in total revenues was due primarily to: (1) lower conversion services and equipment revenues, primarily, analog based products and services as the Company transitions towards digital based services; and (2) the nation's economic slowdown in the fourth quarter.

Gross Profit
For the year ended December 31, 2002, gross profit decreased by $3.9 million, or 19.3%, as compared to the corresponding period in 2000, while as a percentage of total revenues, gross profit increased to 35.4%. The decrease of $3.9 million was a result of the decrease in total revenues partially offset by the higher mix of service revenues and productivity gains which resulted in the higher gross profit percentage.

Selling and Administrative Expenses
For the year ended December 31, 2001, selling and administration expenses increased by $0.4 million, or 2.8%, as compared to the year ended December 31, 2000. This increase resulted from: (1) costs incurred to revamp the Company's sales force to a digital solutions based services proficiency; and (2) an increase in general corporate expenses associated with insurance, workers' compensation and professional fees.

Restructuring Charge
For the year ended December 31, 2001, the Company recorded a restructuring charge of $5.9 million attributable to closing the Dayton, OH, Lincoln, NE and Portland, OR operating facilities. The charge included non-cash goodwill write-offs totaling $5.4 million, severance costs of $0.1 million and facility costs of $0.4 million. These actions are consistent with the Company's strategy to improve ongoing operating results, optimize its operating capacity and fund entry into the Los Angeles market in 2002. The Company opened its facility in Anaheim, CA in October 2002.

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

Net Loss
Net loss amounted to $9.4 million or $1.40 basic and diluted earnings per share in 2001 as compared to a net profit of $0.4 million or $0.06 basic and diluted earnings per share in 2000. Excluding the restructuring charge and operating charges incurred in 2001, the Company had a net loss of $2.4 million or $0.36 basic and diluted earnings per share.

Liquidity and Capital Resources
At December 31, 2002, the Company had cash and cash equivalents of $0.9 million and working capital of $2.5 million. On April 11, 2003, the Company completed the Second Amendment to the Amended and Restated Credit Agreement to extend the maturity of the Company's Revolving Credit Line ("Revolving Credit Line") from June 30, 2003 to January 15, 2004 and to expand the borrowing availability from $6.0 million to $7 million. In 2002, cash provided by operating activities was $2.1 million; cash used in investing activities was $0.7 million; and cash used in financing activities was $0.7 million. At December 31, 2001, the Company had cash and cash equivalents of $0.1 million and working capital of $0.3 million. In 2001, cash provided by operating activities was $2.0 million; cash used in investing activities was $0.2 million; and cash used in financing activities was $3.9 million.

Net cash provided by operating activities primarily represents net income before depreciation and amortization and cumulative effect of accounting change. For the year ended December 31, 2002, liquidation of supplies inventory to meet maintenance and conversion services demands, and increases in accounts payable to accommodate working capital needs were offset by increased billings to customers, increases in prepaid assets and deposits for upcoming projects, decreases in accrued expenses due to payments of restructuring charges incurred during 2001, and increases in deferred revenue for advance cash deposits on software and systems installations.

Net cash used in investing activities represents the Company's investments in production equipment and information technology related to ImageMaxOnline, the sales force and corporate headquarters. For the year ended December 31, 2002, the Company made capital expenditures of $0.7 million.

Net cash used in financing activities represents the $2.0 million of payments under the Term Loan and $0.3 million in payments of deferred financing costs offset by $1.6 million of borrowings on the Revolving Credit Line. The Company had no availability on the Revolving Credit Line at March 31, 2003.

The Company continues to selectively invest in equipment and technology to meet the needs of its operations and to improve its operating efficiency. The Company may also consider selective synergistic in-market acquisitions in the future. The Company believes that its operating cash flow together with the unused portion of the new Revolving Credit Line will be sufficient to finance operating requirements through 2003.


Obligations and Commitments
The Company has various short term (within 12 months) and long term (greater than 12 months) contractual and trade obligations. The table below summarizes the timing of such obligations.

                                       2003      2004      2005       2006     2007      Thereafter
                                       ----      ----      ----       ----     ----      ----------
Revolving credit line                     $--   $ 5,744       $--        $--      $--         $--
Term Loan                                 730        --        --         --       --          --
Subordinated debt                          --     6,678        --         --       --          --
Mortgage Loan                              13        15        16         17       19         784
Capital Lease Obligations                  58        62        74         38       14          --
Operating Leases                        1,676     1,213       674        372      243          11
Other Accrued Expenses, primarily
      operating expenses                  762        --        --         --       --          --
                                          ---    ------     -----      -----    -----       -----
                                      $ 3,239  $ 13,712     $ 764      $ 427    $ 276       $ 795
                                      =======  ========     =====      =====    =====       =====

The Company continues to selectively invest in equipment and technology to meet the needs of its operations and to improve its operating efficiency. The Company may also consider selective synergistic in-market acquisitions in the future. The Company believes that its operating cash flow together with the unused portion of the expanded Revolving Credit Line will be sufficient to finance current operating requirements through at least December 31, 2003 including capital expenditures.

Credit Facility (The following disclosure is consistent with Note 6 to the Consolidated Financial Statements)

On April 11, 2003, the Company completed the Second Amendment to the Amended and Restated Credit Agreement with Commerce Bank, NA and FirsTrust Bank (the "lenders"), which extends the maturity date of the Company's Revolving Credit Line to January 15, 2004 and expands the borrowing availability under the Revolving Credit Line from $6.0 to $7.0 million. The expansion of the Revolving Credit Line is based upon the Company's Eligible Accounts Receivable and the company intends to use the proceeds of the Revolving Credit Line primarily for working capital purposes.

Under the Revolving Credit Line, the Company is required to pay interest monthly at the prime rate plus 2.0% (effective rate of 6.25% as of March 31, 2003). The outstanding principal of the Revolving Credit Line is due and payable at the end of term on January 15, 2004. Borrowing availability is based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. As of December 31, 2002, approximately $5.7 million was outstanding under the Revolving Credit Line, and approximately $182,000 was available under the credit line. The Company had nominal borrowing availability under the Revolving Credit Line on March 31, 2003.

Under the Term Loan, interest is payable monthly at the prime rate plus 2.0% (effective rate of 6.25% as of March 31, 2003). The outstanding principal amount of the Term Loan was $730,000 at December 31, 2002. At March 31, 2003, the outstanding balance on the term loan was $365,000 which is due June 30, 2003.

The Credit Facility restricts the payment of dividends and is secured by substantially all assets of the Company and requires maintenance of various financial and restrictive covenants, including a minimum level of quarterly EBITDA of $746,000 (commencing with the first quarter of 2003), total liabilities not exceeding fifty percent (50%) of net worth (as defined in the

Credit Agreement), and no interest payment on the subordinated convertible notes issued to the Investors (as defined below) until February 15, 2004.

On December 23, 2002, the Company completed the First Amendment to the Amended and Restated Credit Agreement that expanded the Company's Revolving Credit Line from $5.25 million to $6.0 million.

On June 14, 2002, the Company completed the closing (the "Closing") of a new $7.48 million senior credit facility (the "Credit Facility") pursuant to the Credit Agreement dated June 13, 2002 (the "Credit Agreement") with the Lenders. The Credit Facility consisted of a $5.25 million revolving credit line (the "Revolving Credit Line") and a $2.23 million term loan (the "Term Loan"). The Company used the proceeds of the Credit Facility to repay existing senior debt and for working capital purposes.

The Company incurred $40,000 in loan fees associated with the Second Amendment payable over the second and third quarters of 2003. The Company paid $5,000 for the First Amendment on January 2003. The Company paid $112,000 in bank fees in 2002 related to the Credit Agreement dated June 13, 2002, which are being amortized over the loan term.

In connection with the Credit Facility, the Company entered into an interest rate cap agreement maturing on June 13, 2003, with a total notional amount of $2,000,000. The Company paid the counterparty a premium of $7,500 on June 12, 2002, and will receive monthly an amount equal to the product of the amount by which the Prime Rate (4.25% at December 31, 2002) exceeds the Cap Rate (6.5%) multiplied by the notional amount. The premium is being amortized over a one-year period. Since entering the interest rate cap agreement, the Prime Rate has not exceeded the Cap Rate. Accordingly, the Company has not received any payments under this agreement.

Convertible Subordinated Debt (The following disclosure is consistent with Note 7 to the Consolidated Financial Statements)

In order for the Company to enter into the June 14, 2002 Credit Facility, the Company's subordinated debt holders, TDH III, L.P., LVIR Investor Group, LP (formerly Dime Capital Partners, Inc.) and Robert E. Drury (the "Investors"), were required to commit to forego payments of interest until February 15, 2004. In consideration for such forbearance of interest, the Company and the Investors amended the terms of the $6 million convertible subordinated loan and warrant purchase agreement (the "Amendment") on June 14, 2002.

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

The Company also issued new warrants (the "New Warrants") that replaced the existing warrants issued to the Investors on February 15, 2000. The New Warrants provide that the Investors may purchase an aggregate of 1.8 million shares of Common Stock at $3.50 per share (subject to downward adjustment under certain circumstances). The New Warrants are only exercisable once the Company has repaid the New Notes in full. If the holder of a New Warrant converts its New Note, in whole or in part, into shares of Common Stock, their New Warrant will be cancelled. Furthermore, the New Warrants will be cancelled if the Additional Warrant (as defined below) becomes exercisable.

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

MANAGEMENT PLANS
The Company plans to actively pursue financing alternatives in 2003 in response to the Lender and Investor debt maturities in early 2004.


Recently Issued and Proposed Accounting Pronouncements

Effective January 1, 2002, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was adopted. SFAS No. 142 requires the testing of goodwill and indefinite-lived intangible assets for impairment rather than amortizing them. ImageMax ceased amortizing goodwill effective January 1, 2002 and determined during the second quarter of 2002 that its goodwill was impaired. See Note 4 to the financial statements - Intangible Assets for additional information regarding the adoption of SPAS 142.

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

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. The Company has variable-rate debt representing 51% of its total long-term debt at December 31, 2002. If interest rates average 25 basis points more in 2003 than they did during 2002, the Company's interest expense would increase approximately $18,348 on an annual basis. As of March 28, 2003, the prime rate and the Company's interest rate on variable-rate debt have not changed. The Company has limited its interest rate risk by entering into an interest rate cap agreement. The agreement, which matures on June 13, 2003, is for a total notional amount of $2,000,000. In connection with this agreement the Company paid the counterparty a premium of $7,500 on June 13, 2002, and will receive monthly an amount equal to the product of the amount by which the Prime Rate (4.25% at December 31, 2002) exceeds the Cap Rate (6.5%) multiplied by the notional amount. Since entering the interest rate cap agreement, the Prime Rate has not exceeded the Cap Rate. Accordingly, the Company has not received any payments under this agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth on pages F-1 through F-17 hereto and is incorporated by reference herein.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth the name, age and principal occupation of each of the Company's directors, including the nominees.

                                                           Term        Principal
Name                              Age       Since         Expires      Occupation
----                              ---       -----         -------      ----------
David C. Carney                   65        1997            2004       Chairman of the Board of Directors

J.B. Doherty                      59        2000            2005       Director

Robert E. Drury                   56        2000            2003       Director

Mark P. Glassman                  39        2001            2005       Chief Executive Officer and Director

H. Craig Lewis                    58        2000            2003       Director

M. Christine Murphy               54        2002            2005       Director

Frederick E. Webster, Jr.         65        2002            2004       Director

DAVID C. CARNEY became a director of the Company in December 1997 and has served as Chairman of the board of directors since May 1999. Mr. Carney served as the Company's Acting Chief Executive Officer from June 2000 to June 2001. Mr. Carney was the Executive Vice President of Jefferson Health System, a health care organization, from 1996 to April 1999. From 1991 to 1995, Mr. Carney served as the Chief Financial Officer of CoreStates Financial Corporation. From 1980 to 1991, he served as the Philadelphia area-managing partner of Ernst & Young LLP. Mr. Carney currently serves as a director of Radian Group, Inc. (NYSE), and AAA Mid-Atlantic and AAA Mid-Atlantic Insurance Companies. Mr. Carney has an undergraduate degree from Temple University and is a graduate of the Advanced Management Program at the Harvard Business School.

J. B. DOHERTY became a director of the Company in March 2000. Mr. Doherty has been the Chairman and President of Private Equity Management Company and Managing General Partner of TDH since 1992. Mr. Doherty joined K.S. Sweet Associates, a predecessor to TDH, in 1973. Prior to his role at TDH, Mr. Doherty worked in corporate finance at Blyth Eastman Dillon. Mr. Doherty currently serves as Chairman of the Board of Monitoring Technology Corporation. Mr. Doherty holds a bachelor's of science degree in engineering from the United States Naval Academy, an MBA from Stanford, and is a former officer in the United States Marine Corps.

ROBERT E. DRURY became a director of the Company in March 2000. Mr. Drury is the Chief Financial Officer of GCA Service Solutions, a company specializing in facilities management to the education and corporate markets. Prior to his role, Mr. Drury was the Chief Financial Officer of Sodexho USA-Wood Dining Services, and Senior Vice President and Corporate Treasurer at Sodexho Marriott Services. From 1984 to 1994, Mr. Drury was Senior Vice President and Chief Financial Officer of the Leisure/International Sector at Aramark Corporation. Mr. Drury holds a bachelor's of science degree in industrial engineering from Lafayette College and a master's degree in finance and international business from New York University.

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

M. CHRISTINE MURPHY became a director in the Company in October 2002. Ms. Murphy is Chairman and Chief Executive Officer of S. Zitner Company, a manufacturer of chocolate products sold by grocery and drug chains throughout the Mid-Atlantic area. From 1990 to 1998 Ms. Murphy was Executive Vice president and Chief Financial Officer of WESTON, an international environment-consulting firm. In 1985, Ms. Murphy was appointed Deputy Director of Finance and Revenue Commissioner for the City and School District of Philadelphia. Prior to 1985, she was a partner in the firm of Arthur Young & Company, a predecessor firm to Ernst & Young LLP. Ms. Murphy is a Certified Public Accountant and currently serves as a director of Sovereign Bank. Ms. Murphy has an undergraduate degree from Stonehill College and an MBA from Drexel University.

FREDERICK E. WEBSTER, JR. became a director of the Company in October 2002. Dr. Webster is Charles Henry Jones Third Century Professor of Management, Emeritus, at the Tuck School of Business at Dartmouth College, where he has been on the faculty since 1965. Dr. Webster is also Visiting Scholar at the Eller College of Business and Public Administration at the University of Arizona. Dr. Webster is President of FEW Consulting Services, Inc., specializing in executive education and strategic consulting and is the author of many books and articles on marketing strategy and organization. Dr. Webster served as Executive Director of the Marketing Science Institute in Cambridge, Massachusetts from 1987 to 1989 and was a Visiting Professor at Centre d'Etudes Industrielles in Geneva, Switzerland. Dr. Webster currently serves as a director of Samuel Cabot, Inc., Rock of Ages Corporation (NASDAQ), and Diamond Phoenix Corporation, and is on the Executive Directors Council of the Marketing Science Institute. Dr. Webster holds a PH. D. degree from Stanford University, an MBA from the Tuck School of Business, and an A.B. from Dartmouth College.

The Company's executive officers and their respective ages and positions are as follows:

Name                             Age     Position
----                             ---     --------
David C. Carney                   65     Chairman of the Board of Directors
Mark P. Glassman                  39     Chief Executive Officer and Director
Jay M. Rose                       51     Executive Vice President-- Sales and Marketing
Richard E. Lane                   35     Senior Vice President-- Operations
David B. Walls                    40     Chief Financial Officer and Treasurer and Secretary

DAVID C. CARNEY - See Item 10, Directors and Executive Officers of Registrant.

MARK P. GLASSMAN - See Item 10, Directors and Executive Officers of Registrant.

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

DAVID B. WALLS has served as Chief Financial Officer since May 2001, when he joined the Company. From March 1995 to September 2000, Mr. Walls was employed at Campbell Soup Company, where he held various operational and corporate finance positions, including Vice President of Finance - Campbell's Away from Home Division and Director - Financial Reporting and Analysis. From 1985 to March 1995, Mr. Walls was an auditor with Price Waterhouse. Mr. Walls has an undergraduate degree in Accounting from Widener University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than ten percent (10%) of the Company's common stock to file initial reports of ownership and reports of change of ownership with the Securities and Exchange Commission. Executive officers and directors are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from such executive officers and directors, that no other reports were required, the Company believes that during its fiscal year ended December 31, 2002, all reporting persons complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION


The following table summarizes the compensation of the named executive officers for the last three fiscal years.

                                                                         Long Term Compensation
                                                                         ----------------------
                                          Annual Compensation               Awards             Payout
                                          -------------------               ------             ------
                                                          Other
                                                          Annual   Restricted   Securities      LTIP
            Name and                                      Compen-    Stock      Underlying     Payout    All other
       Principal Position       Year    Salary    Bonus    sation   Awards(6)   Options (#)      ($)    Compensation
       ------------------       ----    ------    -----   -------   ---------   -----------    ------   ------------
David C. Carney(1)              2002  $103,125   $10,000       --      $23,800           --        --             --
  Chairman of the Board         2001   134,531        --       --           --       37,500        --             --
  Executive Officer             2000    93,389        --       --           --           --        --             --

Mark P. Glassman (2)            2002  $184,375   $20,000   $2,362      $16,800           --        --             --
  Chief Executive Officer       2001   170,625    30,000    2,021           --       50,000        --             --
                                2000   137,046    15,000      692           --           --        --             --

Jay M. Rose (3)                 2002  $165,000   $20,000     $339           --       12,500        --             --
  Executive Vice President--    2001    17,875        --       --           --       50,000        --             --
  Sales and Marketing           2000        --        --       --           --           --        --             --

Richard E. Lane (4)             2002  $145,000    $7,500   $1,675       $4,900       27,500
  Senior Vice President --      2001   122,481     7,500    1,336           --       20,000        --             --
  Operations                    2000    60,077        --       --           --           --        --             --


David B. Walls (5)              2002  $147,500    $5,000     $938           --       27,500
  Chief Financial Officer,      2001    89,654        --       --           --       20,000        --             --
  Treasurer and Secretary       2000        --        --       --           --           --        --             --



(1) Mr. Carney served as Acting Chief Executive Officer from June 2000 to June 2001. Mr. Carney became a director of the Company in December 1997 and has served as Chairman of the board of directors since May 1999. On April 11, 2002, the Company cancelled 143,000 common stock options issuable at $1.6875 to $2.375. On October 22, 2002, the Company issued 170,000 shares of restricted common stock issued at $0.14 per share which are fully vested as of October 22, 2004.
(2) As of June 2001, Mr. Glassman was appointed to the position of Chief Executive Officer. Mr. Glassman was President and Chief Operating Officer from March 2001 to June 2001, Chief Financial Officer from May 1999 to March 2001, and Chief Accounting Officer from October 1998 to May 1999. Previous to that date, Mr. Glassman held the position of Corporate Controller. On April 11, 2002, the Company cancelled 87,000 common stock options issuable at $1.6875 and $2.375. On October 22, 2002 the Company issued 120,000 shares of restricted common stock issued at $0.14 per share which are fully vested as of October 22, 2004.
(3) Mr. Rose has held the position of Executive Vice President - Sales and Marketing since he joined the Company in November 2001.
(4) Mr. Lane has held the position of Senior Vice President-Operations since February 2002. Mr. Lane served as Senior Vice President-Technology from November 2000 to January 2002. Previous to November 2000, Mr. Lane served as a Product Manager from June 2000 to October 2000. On October 22, 2002, the Company cancelled 35,000 common stock options issuable at $1.4062 and issued 35,000 shares of restricted common stock issued at $0.14 per share, which are fully vested as of October 22, 2004.
(5) Mr. Walls has held the position of Chief Financial Officer, Treasurer and Secretary since he joined the Company in May 2001.

(6) Restricted Stock Awards

                                                                                                   Dividends
Name                Outstanding Shares      Value at December 31, 2002         Date Vested          Payable
----                ------------------      --------------------------         -----------          -------
David C. Carney           170,000                   $35,700                  October 22, 2004        None
Mark P. Glassman          120,000                   $25,200                  October 22, 2004        None
Richard E. Lane            35,000                    $7,350                  October 22, 2004        None

Stock Option Grants In 2002
Under the Company's 1997 Incentive Plan, 67,500 stock options were granted in 2002 to the named executive officers at exercise prices of $0.40.

                                                                                             Potential Realizable
                                                                                                    Value
                                                                                              at Assumed Annual
                                          % of                                                      Rates
                                          Total                                                 of Stock Price
                           Number        Options                                                 Appreciation
                         of Options     Granted to      Exercise         Expiration            for Option Term
         Name             Granted        Employee         Price             Date             5% ($)        10% ($)
         ----             -------        --------         -----             ----             ------        -------
Jay M. Rose                12,500          4.2%           $0.40        April 10, 2007        $ 1,381       $ 3,053

Richard E. Lane            27,500          9.3%           $0.40        April 10, 2007        $ 3,039       $ 6,716

David B. Walls             27,500          9.3%           $0.40        April 10, 2007        $ 3,039       $ 6,716

               Aggregated Option Exercises in Last Fiscal Year And
                          Fiscal Year-End Option Values

The table below shows option exercises by the named executive officers in 2002 and year-end amounts of shares of common stock underlying outstanding options.

                                                                        Number of
                                                                       Securities                   Value of
                                                                        Underlying                Unexercised
                                                                       Unexercised                In-the-Money
                                                                       Options at                  Options at
                                                                       FY-End (#)                  FY-End ($)
                          Shares Acquired         Value               Exercisable/                Exercisable/
          Name            on Exercise (#)      Realized ($)           Unexercisable            Unexercisable (1)
          ----            ---------------      ------------           -------------            -----------------
David C. Carney                  --                 --                12,500/25,000                   $--

Mark P. Glassman                 --                 --                16,667/33,333                    --

Jay M. Rose                      --                 --                16,667/45,833                  168/333

Richard E. Lane                  --                 --                 6,667/40,833                    --

David B. Walls                   --                 --                 6,667/40,833                    --

Mr. Carney was granted 37,500 options on April 24, 2001 at exercise price of $0.45, the closing price on the grant date. One-third of the options granted were exercisable at December 31, 2002.

Mr. Glassman was granted 50,000 options on April 24, 2001 at an exercise price of $0.45, the closing price on the grant date. One-third of the options granted were exercisable at December 31, 2002.

Mr. Rose was granted 50,000 and 12,500 options respectively on November 16, 2001 and April 11, 2002 at an exercise price of $0.20 and $0.45, the closing prices on those dates. One third of the options issued in 2001 were exercisable at December 31, 2002.

Mr. Lane was granted 20,000 and 27,500 options, respectively, on April 24, 2001 and April 11, 2002 at exercise price of $0.45 and $0.40, the closing prices on those dates. One-third of the options granted in 2001 were exercisable at December 31, 2002.

Mr. Walls was granted 20,000 and 27,500 options respectively on May 3, 2001 and April 11, 2002 at exercise prices of $0.55 and $0.40, the closing price on those dates. One third of the options granted in 2001 were exercisable at December 31, 2002.

(1) Based on a closing price of $0.21 on the OTC Bulletin Board on December 31, 2002, the last business day of 2002. Stock options of 50,000 exercisable by Mr. Rose had had a value of $0.01 at December 31, 2002.

Board of Directors Compensation
In addition to the compensation noted above, during 2002, directors received $1,000 ($500 by telephone) for quarterly board meetings, $1,000 ($500 by telephone) for Audit Committee meetings and $500 for Compensation Committee meetings. Mr. Carney and Mr. Glassman are employees of the Company and do not receive board compensation.

Employment Agreements
The Company entered into employment agreements with Mr. Carney and Mr. Glassman in April 2000. Mr. Carney's agreement expired April 1, 2002. Mr. Glassman's agreement expires December 31, 2004.

Mr. Carney serves as Chairman of the board of directors at a base annual salary of $93,750. Mr. Glassman serves as Chief Executive Officer at a base annual salary of $187,500. From April 2000 to March 2001, Mr. Glassman served as Chief Financial Officer (at $150,000 base annual salary).

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

In addition, an employment agreement with Gary Blackwelder was amended as of December 9, 2002 to allow for successive one year extensions unless either the Company or Mr. Blackwelder elects not to renew not less than three (3) months prior to termination of the then current term of the agreement. In the amendment, the parties acknowledged that the first renewal term of the employment agreement commenced December 10, 2002. The remainder of the terms and conditions of Mr. Blackwelder's employment agreement will stay the same.

Separation Agreement
In November 2001, the Company entered into a separation agreement with Mr. Taube covering the terms upon which he resigned as Executive Vice President of Marketing and Sales Development. As payment for his past service to the Company, the separation agreement provided that the Company was obligated to pay Mr. Taube $62,500 over a period of six (6) months, beginning November 30, 2001. The Company's obligation to Mr. Taube was paid in full during 2002. See Item 3:
"Legal Proceedings".

In June 2001, the Company entered into a separation agreement with Mr. Hayes covering the terms upon which he resigned as President and Chief Operating Officer. As payment for his past service to the Company, the separation agreement provided that the Company was obligated to pay Mr. Hayes $175,000 over a period of twelve (12) months, beginning as of April 2001 (the termination date). The separation agreement also provides that Mr. Hayes and his family are allowed to continue to receive coverage under the Company's group medical plan for a period of twelve (12) months beginning April 2001. The Company's obligation to Mr. Hayes was paid in full during 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
------------------------------------

                                        (A)                       (B)                               (C)

                             Number of securities to be                                  Number of securities remaining
                              issued upon exercise of       Weighted-Average         available for future issuance under
                             outstanding options, and       exercise price of       equity compensation plans (excluding
      Plan Category         vesting of restricted stock     outstanding options       securities reflected in column (a)
      -------------         ---------------------------     -------------------     ------------------------------------
Equity compensation
plans approved by
security holders                     1,324,750                   $0.89                            275,250
Equity compensation
plans not approves by
security holders                            --                      --                                 --
                                     ---------                   -----                            -------

Total                                1,324,750                   $0.89                            275,250
                                     =========                   =====                            =======

Beneficial Ownership Information
The following table sets forth, as of March 31, 2003, certain information with regard to beneficial ownership, as determined in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, of outstanding shares of our common stock by (1) each person, entity or group known by us to beneficially own five percent (5%) or more of the outstanding shares of our common stock, (2) each director and director nominee individually, (3) our named executive officers, and (4) all directors and executive officers as a group.

The percentages of beneficial ownership shown below are based on the 7,311,073 shares of Common Stock issued and outstanding as of March 31, 2003, unless otherwise stated. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes those securities over which a person may exercise voting or investment power. In addition, shares of common stock which a person has the right to acquire upon the conversion of preferred stock or convertible subordinated notes or the exercise of stock options and warrants within 60 days of the date of this table are deemed outstanding for the purpose of computing the percentage ownership of that person, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated in the footnotes to this table or as affected by applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned.

                                                  Total Number of Shares             Percentage of Class
            Name and Address of                      of Common Stock                   of Common Stock
              Beneficial Owner                    Beneficially Owned(1)             Beneficially Owned(1)
              ----------------                    ---------------------             ---------------------
LVIR Investor Group, LP (16)                           4,822,745 (2)                        39.7%
1162 St. Georges Avenue
Suite #260
Avenel, NJ  07001

J.B. Doherty                                           1,950,760 (3)                        21.4%
c/o TDH III, LP
Radnor Court, Suite 210
259 Radnor-Chester Road
Radnor, PA 19087

TDH III, LP                                            1,794,510 (4)                        19.7%
Radnor Court, Suite 210
259 Radnor-Chester Road
Radnor, PA 19087

Andrew R. Bacas                                          248,527 (5)                         3.4%
5 Embarcadeo Center
Suite 2900
San Francisco, CA  94111-4066

David C. Carney                                           73,875 (9)                         1.0%
c/o ImageMax, Inc.
455 Pennsylvania Ave., Suite 200
Fort Washington, PA 19034

Robert Drury                                             196,783 (6)                         2.7%
c/o ImageMax, Inc.
455 Pennsylvania Ave., Suite 200
Fort Washington, PA 19034

M. Christine Murphy                                        1,875 (13)                          *
c/o ImageMax, Inc.
455 Pennsylvania Ave., Suite 200
Fort Washington, PA 19034

Frederick E. Webster, Jr.                                  1,875 (14)                          *
c/o ImageMax, Inc.
455 Pennsylvania Ave., Suite 200
Fort Washington, PA 19034

Mark P. Glassman                                          60,833 (10)                          *
c/o ImageMax, Inc.
455 Pennsylvania Ave., Suite 200
Fort Washington, PA 19034

Jay M. Rose                                              160,833 (7)                         2.2%
c/o ImageMax, Inc.
455 Pennsylvania Ave., Suite 200
Fort Washington, PA 19034

Richard E. Lane                                           54,063 (11)                          *
c/o ImageMax, Inc.
455 Pennsylvania Ave., Suite 200
Fort Washington, PA 19034

H. Craig Lewis                                            17,208 (12)                          *
c/o ImageMax, Inc.
455 Pennsylvania Ave., Suite 200
Fort Washington, PA 19034

David B. Walls                                            87,500 (8)                         1.2%
c/o ImageMax, Inc.
455 Pennsylvania Ave., Suite 200
Fort Washington, PA 19034

All Executive Officers and Directors                   2,603,750 (15)                       27.6%
as a Group (9 persons)

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

(2) Represents 3,532,745 and 1,290,000 shares, respectively, issuable upon the conversion of convertible subordinated notes (exercisable at $.40 per share) and the exercise of warrants (exercisable at $3.50 per share) within 60 days of March 15, 2003. On June 14, 2002, the Company completed an amendment to the subordinated notes agreement - see "Management's Discussion and Analysis
    - Liquidity and Capital Resources".

(3) Includes 1,314,510 and 480,000 shares which are also discussed in note (4) below, respectively, beneficially owned by TDH III, LP and issuable upon the conversion of convertible subordinated notes (exercisable at $0.40 per share) and the exercise of warrants (exercisable at $3.50 per share) within 60 days at March 15, 2003. On June 14, 2002, the Company completed an amendment to the subordinated notes (exercisable at $.40 per share) agreement - see "Management's Discussion and Analysis - Liquidity and Capital Resources". Mr. Doherty is the Managing General Partner of TDH III, LP. Excludes 4,000 and 11,667 shares, respectively, issuable at $0.45 and $0.40 per share upon the exercise of stock options granted April 24, 2001 and April 10, 2002 which are not exercisable within 60 days of March 15, 2003.

(4) Represents 1,314,510 and 480,000 shares which are also discussed in note (3) above, respectively, issuable upon the conversion of convertible subordinated notes (exercisable at $.40 per share) and the exercise of warrants (exercisable at $3.50 per share) within 60 days of March 15, 2003. On June 14, 2002, the Company completed an amendment to the subordinated notes agreement - see "Management's Discussion and Analysis - Liquidity and Capital Resources".

(5) Includes 30,000, 10,000 and 8,000 shares, respectively, issuable upon the exercise of stock options granted which are exercisable at $2.375 and $1.6875 and $0.45 per share within 60 days of March 15, 2003. Excludes 4,000 shares, respectively, issuable at $0.45 per share upon the exercise of stock options granted April 24, 2001, which are not exercisable within 60 days of March 15, 2003.

(6) Includes 82,158 and 30,000 shares, respectively, issuable upon the conversion of convertible subordinated notes (exercisable at $.40 per share) and the exercise of warrants (exercisable at $3.50 per share) within 60 days of April 9, 2002. On June 14, 2002, the Company completed an amendment to the subordinated notes agreement - see "Management's Discussion and Analysis
    - Liquidity and Capital Resources". Excludes 4,000 and 11,667 shares, respectively, issuable at $0.45 and $0.40 per share upon the exercise of stock options granted April 24, 2001 and April 10, 2002 which are not exercisable within 60 days of March 15, 2003. On October 22, 2002, the Company cancelled 15,000 common stock options issuable at $1.6875 and issued 18,000 shares of restricted common stock issued at $0.14 per share, which are fully vested as of October 22, 2004. Restricted common stock vested as of March 15, 2003 amounted to 3,375 shares.

(7) Includes 16,667 and 4,167 shares issuable upon the exercise of stock options granted which are exercisable at $0.20 and $0.40 per share within 60 days of March 15, 2003. Excludes 33,333 and 8,333 shares, respectively, issuable at $0.20 and $0.40 per share upon exercise of stock options granted November 16, 2001 which are not exercisable within 60 days of March 15, 2003.

(8) Excludes 6,667 and 18,333 shares, respectively, issuable at $0.55 and $0.40 per share upon the exercise of stock options granted May 3, 2001 and April 10, 2002 which are not exercisable within 60 days of March 15, 2003.

(9) Includes 25,000 shares issuable upon the exercise of stock options granted which are exercisable at $0.45 per share within 60 days of March 15, 2003. Excludes 12,500 shares, issuable at $0.45 per share upon the exercise of stock options granted April 24, 2001, which are not exercisable within 60 days of March 15, 2003. On October 22, 2002, the Company cancelled 143,000 common stock options issuable at $1.6875 to $2.375 and issued 170,000 shares of restricted common stock issued at $0.14 per share, which are fully vested as of October 22, 2004. Restricted common stock vested as of March 15, 2003 amounted to 31,875 shares.

(10) Includes 33,333 shares, issuable upon the exercise of stock options granted which are exercisable at $0.45 per share within 60 days of March 15, 2003. Excludes 16,667 shares, issuable at $ $0.45 per share, upon the exercise of stock options granted April 24, 2001, which are not exercisable within 60 days of March 15, 2003. On October 22, 2002, the Company cancelled 87,000 common stock options issuable at $1.6875 and $2.375 and issued 120,000 shares of restricted common stock issued at $0.14 per share, which are fully vested as of October 22, 2004. Restricted common stock vested as of March 15, 2003 amounted to 22,500 shares.

(11) Includes 13,333 and 9,167 shares issuable upon the exercisable at $0.45 and $0.40 per share within 60 days of March 15, 2003. Excludes 6,667 and 18,333 shares, respectively, issuable at $0.45 and $0.40 per share upon the exercise of stock options granted April 24, 2001 and April 10, 2002, which are not exercisable within 60 days of March 15, 2003. On October 22, 2002, the Company cancelled 35,000 common stock options issuable at $1.4062 and issued 35,000 shares of restricted common stock issued at $0.14 per share, which are fully vested as of October 22, 2004. Restricted common stock vested as of March 15, 2003 amounted to 6,563 shares.

(12) Includes 8,000 and 5,833 shares respectively, issuable at $0.45, and $0.40 per share within 60 days of March 15, 2003. Excludes 4,000 and 11,667 shares, respectively, issuable at $0.45 and $0.40 per share upon the exercise of stock options granted April 24,2002 and April 10, 2002, which are not exercisable within 60 days of March 15, 2003. On October 22, 2002, the Company cancelled 15,000 common stock options issuable at $1.6875 and issued 18,000 shares of restricted common stock issued at $0.14 per share, which are fully vested as of October 22, 2004. Restricted common stock vested as of March 15, 2003 amounted to 3,375 shares.

(13) On October 22, 2002, the Company issued 10,000 shares of restricted common stock issued at $0.14 per share, which are fully vested as of October 22, 2004. Restricted common stock vested as of March 15, 2003 amounted to 1,875 shares.

(14) On October 22, 2002, the Company issued 10,000 shares of restricted common stock issued at $0.14 per share which are fully vested as of October 22, 2004. Restricted common stock vested as of March 15, 2003 amounted to 1,875 shares.

(15) Includes 1,396,668 and 510,000 shares, respectively, issuable upon the conversion of convertible subordinated debt (exercisable at $.40 per share) and the exercise of warrants (exercisable at $3.50 per share) within 60 days of March 15, 2003. Also includes 227,832 shares which are issuable upon the exercise of stock options granted which are exercisable within 60 days of March 15, 2003, and excludes 171,834 shares issuable upon the exercise of stock options which are not exercisable within 60 days of March 15, 2003.

(16) LVIR Investors Group, LP formerly known as Dime Capital Partners, Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Subordinated Debt Restructuring

On June 14, 2002, the Company completed an amendment to restructure the subordinated debt held by TDH III, L.P., LVIR Investor Group, LP (formerly Dime Capital Partners, Inc.), and Robert E. Drury. Mr. Doherty, a member of the Company's Board of Directors, is a principal of TDH III, L.P. Mr. Drury is also a member of the Company's Board of Directors. For a full description of the restructuring see-- "Management's Discussion and Analysis-- Liquidity and Capital Resources."

The Company has adopted a policy that we will not enter into any material transaction in which a director or officer has a direct or indirect financial interest, unless the transaction is determined by our board of directors to be fair as to us or is approved by a majority of our disinterested directors or by our shareholders, as provided for under Pennsylvania law.

Related Party Lease

The Company entered into lease extensions for its Monroe, Louisiana locations [or however we otherwise refer to Monroe in public disclosure] which enable the Company to extend the leases for one year periods. The aggregate annual base rent payable pursuant to these leases is approximately $240,000. An entity that is affiliated with Mr. Blackwelder is the landlord for each of these locations.


                                    PART IV

ITEM 14. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectives of the design an operation of the Company's disclosure controls and procedures pursuant to Rule 15D-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1. Financial Statements

        See Index to the Consolidated Financial Statements, which begin on page F-1 of this Annual Report.

     2.   Financial Statement Schedules

        See Schedule II -- Valuation and Qualifying Accounts on page F-17 of this Annual Report.

        Any financial statement schedules otherwise required have been omitted because they are not applicable.

     3.   Exhibits

     23.1      Consent of ERNST & YOUNG LLP.

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.3 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     99.4 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit
  No.          Description
  ---          -----------
2.1*           Agreement and Plan of Reorganization dated September 9, 1997, by and among the Company, DocuTech Data Systems, Inc., and Rex Lamb and Mark Creglow (including escrow agreement).


2.2* Asset Purchase Agreement dated September 9, 1997 by and among the Company, Rex Lamb and Vicki Lamb (including escrow agreement).

2.3* Agreement and Plan of Reorganization dated September 9, 1997, by and among the Company, Utz Medical Enterprises, Inc., and David
               C. Utz, Jr. (including escrow agreement)

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

2.7* Stock Purchase Agreement dated September 9, 1997 by and among Ovidio Pugnale, Image Memory Systems, Inc. and the Company (including escrow agreement)

2.8* Agreement and Plan of Reorganization dated September 9, 1997, by and among the Company, International Data Services of New York, Inc., and Mitchell J. Taube and Ellen F. Rothschild-Taube (including escrow agreement).

2.9* Stock Purchase Agreement dated September 9, 1997 by and among David Crowder, TPS Micrographics, Inc. and the Company (including escrow agreement).

2.10* Agreement and Plan of Reorganization dated September 11, 1997 by and among the Company, Image and Information Solutions, Inc. and Gary Blackwelder (including escrow agreement).

2.11* Agreement and Plan of Reorganization dated September 9, 1997 by and between Madeline Solomon, David C. Yezbak, CodaLex Microfilming Corporation and the Company (including escrow agreement).

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

10.16* Amendment of Lease dated June 6, 1996 between East Cobb Land Development and Investment Co., L.P. and Imaging Information Industries/David Yezbak, extended by letter dated July 16, 1997

10.17          [Intentionally left blank]

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

10.29*** Security Agreement, dated January 20, 1998, between First Union National Bank (successor by merger to CoreStates Bank, N.A.) and the Company (incorporated by reference to
               Exhibit 10.2 of the Company's Form 8-K filed on February
               3, 1998)

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

10.54//+ Amended and Restated Employment Agreement between ImageMax, Inc. and Mark P. Glassman dated as of June 27, 2001.

10.55 Second Amendment to Amended and Restated Credit Agreement Amended dated as of April 11, 2003 by and among ImageMax, Inc., ImageMAX of Delaware, Inc., FirsTrust Bank and Commerce Bank, N.A.

10.56          Second Amendment to Amended and Restated Subordination Agreement.

10.57 Second Amended and Restated Revolving Credit Note dated April 11, 2003 made by ImageMax, Inc. and ImageMAX of Delaware, Inc. in favor of Commerce Bank, N.A.

10.58 Second Amended and Restated Revolving Credit Note dated April 11, 2003 made by ImageMax, Inc. and ImageMAX of Delaware, Inc. in favor of FirsTrust.

10.59 Amendment to Employment Agreement between ImageMax, Inc. and Gary Blackwelder dated as of December 9, 2002, executed on April 14, 2003.

10.60 Amendment to Lease Agreement dated as of December 9, 2002, executed on April 14, 2003 for property 3000 DeSoto Street, Monroe, Ouachita Parish, Louisiana by and between ImageMax, Inc. and The Gary Blackwelder Family Limited Partnership.

10.61 Amendment to Lease Agreement dated as of December 9, 2002, executed on April 14, 2003 for property 3002 DeSoto Street, Monroe, Ouachita Parish, Louisiana by and between ImageMax, Inc. and The Gary Blackwelder Family Limited Partnership.

10.62 Amendment to Lease Agreement dated as of December 9, 2002, executed on April 14, 2003 for property 705 North 31st Street, Monroe, Ouachita Parish, Louisiana by and between ImageMax, Inc. and The Gary Blackwelder Family Limited Partnership.

10.63 Amendment to Lease Agreement dated as of December 9, 2002, executed on April 14, 2003 for Suite 100, 1911 Citizens Bank Drive, Bossier, Louisiana, Bossier Parish, Louisiana by and between ImageMax, Inc. and The Gary Blackwelder Family Limited Partnership.

16###          Letter from Arthur Andersen, LLP dated September 28, 2000.


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

/ Incorporated by reference to the designated exhibit of the Company's Quarterly Report or Form 10-Q filed on May 15, 2001 (file number 000- 23077)

// Incorporated by reference to the designated exhibit of the Company's Quarterly Report or Form 10-Q filed on August 14, 2001 (file number 000-23077)

/// Incorporated by reference to the designated exhibit of the Company's
    Quarterly Report or Form 10-Q filed on November 14, 2001 (file number 000-23077)


(b) Reports on Form 8-K.

The Company filed a Form 8-K on January 6, 2003 reporting the first Amendment to Amended and Restated Credit Agreement dated December 23, 2002.

        A. Exhibits


          10.1 Amended and Restated Senior Credit Agreement dated June 13, 2002 by and among ImageMax, Inc., ImageMax of Delaware, Inc., Commerce Bank, NA and FirsTrust Bank (filed as Exhibit 10.1 to the Form 8-K filed on June 24,
                        2002).

          10.2 First Amendment to Convertible Subordinated Loan and Warrant Purchase Agreement dated as of June 13, 2002, by and among ImageMax, Inc., TDH, III, L.P., Dime Capital Partners, Inc., and Robert Drury (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 24,
                        2002).

          10.3 First Amendment to the Amended and Restated Credit Agreement dated December 23, 2002 by and among ImageMax, Inc., ImageMax of Delaware, Inc., Commerce Bank, NA, as agent and lender, and FirsTrust Bank, as lender.

          10.4 First Amended and Restated Revolving Credit Note in favor of Commerce Bank, NA in the principal amount of $3.6 million dated December 23, 2002.


          10.5 First Amended and Restated Revolving Credit Note in favor of FirsTrust Bank, NA in the principal amount of $2.4 million dated December 23, 2002.

                          IMAGEMAX, INC. AND SUBSIDIARY
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                    Page
                                                                    ----
Report of Ernst & Young LLP                                          F-2

Consolidated Balance Sheets                                          F-3

Consolidated Statements of Operations                                F-4

Consolidated Statements of Shareholders' Equity                      F-5

Consolidated Statements of Cash Flows                                F-6

Notes to Consolidated Financial Statements                           F-7

Financial Statement Schedule:

II. Valuation and Qualifying Accounts                                F-17

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders, ImageMax, Inc.

We have audited the accompanying consolidated balance sheets of ImageMax, Inc. and subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ImageMax, Inc. and subsidiary at December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets to comply with the accounting provisions of Statement of Financial Accounting Standards No. 142.

                                                     /S/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 5, 2003, except for the second paragraph of
Note 2 and Note 6, as to which the date is April 11, 2003

                                            IMAGEMAX, INC. AND SUBSIDIARY
                                             CONSOLIDATED BALANCE SHEETS
                                       (In thousands--- except share amounts)

                                                                                                  December 31
                                                                                            -----------------------
                                                                                              2002           2001
                                                                                            --------       --------


ASSETS
Current assets:
Cash and cash equivalents                                                                   $    878       $     84
Accounts receivable, net of allowance for doubtful accounts of $274
    and $488 as of December 31, 2002 and 2001, respectively                                    8,983          7,621
Inventories                                                                                    1,165          1,236
Prepaid expenses and other                                                                     1,086            585
                                                                                            --------       --------

Total current assets                                                                          12,112          9,526

Property, plant and equipment, net                                                             3,143          3,249
Intangibles, primarily goodwill, net                                                          19,974         35,171
Other assets                                                                                     625            477
                                                                                            --------      ---------

Total assets                                                                                $ 35,854       $ 48,423
                                                                                            ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt                                          $ 802       $  2,031
Accounts payable                                                                               4,867          2,711
Accrued expenses                                                                               2,623          2,818
Deferred revenue                                                                               1,279          1,382
                                                                                            --------       --------

Total current liabilities                                                                      9,571          8,942

Long-term debt                                                                                 6,784          5,813
Subordinated convertible debt, net of discount of $156 and $294 at
    2002 and 2001, respectively                                                                6,678          5,976

Commitments and contingencies (Note 10)                                                           --             --

Shareholders' equity:
Preferred stock, no par value, 10,000,000 shares authorized, none issued                          --             --
Common stock, no par value, 40,000,000 shares authorized, 7,311,073 and 6,793,323 shares issued and outstanding at December 31, 2002 and 2001,
    respectively                                                                              53,567         53,494

Deferred compensation                                                                            (68)            --
Accumulated deficit                                                                          (40,678)       (25,802)
                                                                                            --------       --------

Total shareholders' equity                                                                    12,821         27,692
                                                                                            --------       --------

Total liabilities and shareholders' equity                                                  $ 35,854       $ 48,423
                                                                                            ========       ========




                                              See accompanying notes.



                                           IMAGEMAX, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                (In thousands -- except share and per share amounts)

                                                                                      Year Ended December 31
                                                                                   ----------------------------
                                                                                   2002        2001        2000
                                                                                   ----        ----        ----
Revenues:
  Services                                                                       $  37,734  $   38,375  $   47,964
  Products                                                                           6,489       7,855      10,134
                                                                                 ---------  ----------  ----------
                                                                                    44,223      46,230      58,098
                                                                                 ---------  ----------  ----------
Cost of revenues:
  Services                                                                          22,572      23,460      29,481
  Products                                                                           4,131       4,775       6,318
  Depreciation                                                                       1,187       1,612       1,998
                                                                                 ---------  ----------  ----------
                                                                                    27,890      29,847      37,797
                                                                                 ---------  ----------  ----------
     Gross profit                                                                   16,333      16,383      20,301

Selling and administrative expenses                                                 14,398      16,176      15,737
Amortization of intangibles                                                            516       2,021       1,933
Restructuring charge                                                                    --       5,939          --
                                                                                 ---------  ----------  ----------
     Operating income (loss)                                                         1,419     (7,753)       2,631
Interest expense                                                                     1,211       1,586       2,189
                                                                                 ---------  ----------  ----------
     Income (loss) before cumulative effect accounting change                          208     (9,339)         442
Cumulative effect of accounting change                                             (15,084)         --          --
                                                                                 ---------  ----------  ----------
     Income (loss) before income taxes                                             (14,876)     (9,339)        442
Income taxes                                                                            --         101          40
                                                                                 ---------  ----------  ----------
Net income (loss)                                                                $(14,876)  $   (9,440) $      402
                                                                                 =========  ==========  ==========

Basic and diluted net income (loss) per share                                    $   (2.19) $    (1.40) $     0.06
                                                                                 =========  ==========  ==========
Shares used in computing basic net income (loss) per share                       6,795,863   6,724,298   6,654,468
                                                                                 =========  ==========  ==========
Shares used in computing diluted net income (loss) per share                     6,795,863   6,724,298   6,657,626
                                                                                 =========  ==========  ==========









                             See accompanying notes.

                                                IMAGEMAX, INC. AND SUBSIDIARY

                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                           (In thousands -- except share amounts)


                                                            Common         Stock        Deferred     Accumulated
                                                            Shares         Amount      Compensation    Deficit       Total
                                                            ------         ------      ------------    -------       -----
BALANCE, DECEMBER 31, 1999                                 6,633,681      $52,837          $ --       $(16,764)    $ 36,073

 Value of warrants issued                                         --          553            --             --          553
 Sale of Common stock                                         52,687           65                           --           65
 Net income                                                       --           --            --            402          402
                                                           ---------      -------          ----       --------     --------

BALANCE, DECEMBER 31, 2000                                 6,686,368       53,455            --        (16,362)      37,093
                                                           ---------      -------            --       --------     --------

 Sale of Common stock                                        106,955           39            --             --           39
 Net loss                                                         --           --            --         (9,440)      (9,440)
                                                           ---------      -------          ----       --------     --------

BALANCE, DECEMBER 31, 2001                                 6,793,323       53,494            --        (25,802)      27,692
                                                           ---------      -------          ----       --------     --------

 Restricted stock issued                                     517,750           73           (73)            --           --
 Compensation expense - restricted stock                          --           --             5             --            5
 Net loss                                                         --           --            --        (14,876)     (14,876)
                                                           ---------      -------          ----       --------     --------

BALANCE, DECEMBER 31, 2002                                 7,311,073      $53,567          $(68)      $(40,678)    $ 12,821
                                                           =========      =======          ====       ========     ========








                             See accompanying notes.

                                          IMAGEMAX, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (In thousands)

                                                                                     Year Ended December 31,
                                                                                -------------------------------
                                                                                  2002        2001        2000
                                                                                --------     -------     ------
Cash Flows from Operating Activities:
  Net income (loss)                                                             $(14,876)    $(9,440)    $  402
    Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Cumulative effect of accounting change                                      15,084          --         --
      Compensation expense - restricted common stock                                   5          --         --
      Gain on sale of box storage assets                                              --         (84)        --
      Depreciation and amortization of intangibles                                 1,307       3,378      3,757
      Amortization of deferred financing costs                                       397         255        174
      Imputed interest on subordinated debt                                          138         138        121
      Restructuring charge                                                            --       5,939         --
      Changes in operating assets and liabilities, net
        of effect from acquisitions and divestiture:
        Accounts receivable, net                                                  (1,362)      2,251       (668)
        Inventories                                                                   71          66        505
        Prepaid expenses and other                                                  (501)        653       (400)
        Other assets                                                                (157)         73        (64)
        Accounts payable                                                           2,158         377       (635)
        Accrued expenses                                                              (5)       (467)      (414)
        Deferred revenue                                                            (103)     (1,131)        847
                                                                                --------     -------     ------
          Net cash provided by operating activities                                2,156       2,008      3,625
                                                                                --------     -------     ------


Cash Flows from Investing Activities:
  Purchases of property and equipment                                               (650)       (773)      (730)
  Proceeds from sale of box storage assets                                            --         532         --
                                                                                --------     -------     ------
          Net cash used in investing activities                                     (650)       (241)      (730)
                                                                                --------     -------     ------

Cash Flows from Financing Activities:
  Principal payments on long-term debt                                            (2,013)     (4,270)      (659)
  Net borrowings (repayments) under line of credit                                 1,575         300    (14,642)
  Proceeds from subordinated debt transaction                                         --          --      6,000
  Payment of deferred financing costs                                               (274)         --       (630)
  Proceeds from long-term borrowing                                                   --          --      7,500
  Proceeds from sales of Common and Preferred stock                                   --          39         65
                                                                                --------     -------     ------
          Net cash used in financing activities                                     (712)     (3,931)    (2,366)
                                                                                --------     -------     ------


Net Increase (Decrease) in Cash and Cash Equivalents                                 794      (2,164)       529
Cash and Cash Equivalents, Beginning of Year                                          84       2,248      1,719
                                                                                --------     -------     ------
Cash and Cash Equivalents, End of Year                                          $    878     $    84     $2,248
                                                                                ========     =======     ======






                                            See accompanying notes.

                          IMAGEMAX, INC. AND SUBSIDIARY

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation
The accompanying consolidated financial statements include the accounts of ImageMax and its subsidiary (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation
The accompanying consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. In 2002, the Company incurred a net loss of $14.9 million and, as of December 31, 2002, had an accumulated deficit of $40.7 million. In addition, the Company anticipates that it will not meet its financial covenant (EBITDA) for the first quarter of 2003. These factors create significant uncertainty about the Company's ability to continue as a going concern. In April 2003, the Company entered into an amended credit facility with its banks, which extended the maturity date of its revolving credit line to January 15, 2004, expanded the borrowing availability under the line from $6.0 million to $7.0 million and waived the first quarter 2003 covenant violation. The amended credit facility requires the Company on a quarterly basis beginning in June 2003 to meet a specified level of EBITDA and to not exceed a maximum leverage ratio, as defined. Management has implemented a sales and operating plan in 2003, which they believe will allow the Company to meet these quarterly covenants. The Company has also developed an analysis of its working capital requirements to ensure it will be able to meet its vendor obligations in a satisfactory manner to allow the Company to achieve its 2003 sales and operating plan. Further, management has identified certain short-term and long-term cost-deferral and cost-cutting measures, which can be implemented in a timely manner, should the Company not perform at necessary levels. Management believes that these actions will enable the Company to meet its quarterly financial covenants throughout 2003, and therefore, have the necessary financing to continue as a going concern.

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

Media conversion revenues are recognized as units are completed under the proportional performance method subject to consideration of the guidance in SAB #101.

Software revenue includes software licensing fees, consulting, implementation, training and maintenance. Depending on contract terms and conditions, software license fees are recognized upon delivery of the product if no significant vendor obligations remain and collection of the resulting receivable is deemed probable in accordance with SOP 97-2. The Company's software licensing agreements provide for customer support (typically 90 days) as an accommodation to purchasers of its products. The portion of the license fee associated with customer support is unbundled from the license fee and is recognized ratably over the warranty period as service revenue.

Consulting, implementation and training revenues are recognized as the services are performed. Revenue related to maintenance agreements is recognized ratably over the terms of the maintenance agreements.

Shipping and handling costs
Shipping and handling costs are included in costs of sales.

Cash and cash equivalents
The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. At December 31, 2002 and 2001, cash equivalents primarily consisted of funds in money market accounts.

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories primarily represent office supplies held for retail sale and microfiche viewing and imaging equipment for sale, service parts and related supplies.

Property, plant and equipment
Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (see Note 3). Leasehold improvements are amortized over the lesser of their useful life or the term of the lease. Amortization of assets recorded as capital leases is included with depreciation expense.

Intangibles
Intangibles consist of goodwill and developed technology (see Note 4). Goodwill, representing the excess of cost over the fair value of the net tangible and identifiable intangible assets of acquired businesses (see Note 4), is stated at cost and is tested annually for impairment and in the interim under certain circumstances. Developed technology is amortized over 7 years. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the developed technology should be revised or that the remaining balance may not be recoverable. When the Company concludes it is necessary to evaluate intangibles, for impairment, the Company will use an estimate of the related discounted cash flow as the basis to determine whether impairment has occurred.


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


Accounting for stock-based compensation
Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), encourages entities to record compensation expense for stock-based employee compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company accounts for stock-based compensation in accordance with APB 25. The following presents pro forma results of operations as if SFAS 123 had been used to account for stock-based compensation plans.

The weighted average fair value of options granted during 2002, 2001 and 2000 is estimated at $0.01, $0.26, and $0.72 per share under option, respectively. The following pro forma results would have been reported had compensation cost been recorded for the fair value of the options granted:

                                                                              Year Ended December 31
                                                                   ----------------------------------------------
                                                                         2002            2001              2000
                                                                         ----            ----              ----
Net income (loss), as reported                                     $ (14,876,000)   $ (9,440,000)       $ 402,000
Pro forma net income (loss)                                          (14,999,000)     (9,635,000)       $ 131,000
Basic and diluted income (loss) per share, as reported                     (2.19)          (1.40)          $ 0.06
Pro forma basic and diluted income (loss) per share                        (2.21)          (1.43)          $ 0.02


Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

Supplemental cash flow information
Interest paid was $655,000, $1,384,000, and $2,123,000 for the years ended December 31, 2002, 2001, and 2000 respectively. The Company incurred $180,000 of capital lease obligations in 2002.

Fair value of financial instruments
Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at fair value due to their short-term nature. The carrying amount of long-term debt and capital lease obligations approximates fair value on the balance sheet dates.

New Accounting Standards
Effective January 1, 2002, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was adopted. SFAS No. 142 requires the testing of goodwill and indefinite-lived intangible assets for impairment rather than amortizing them. ImageMax ceased amortizing goodwill effective January 1, 2002 and determined during the second quarter of 2002 that its goodwill was impaired. See Note 4 to the financial statements - Intangible Assets for additional information regarding the adoption of SPAS 142.

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


3. PROPERTY, PLANT AND EQUIPMENT:

                                                                        Estimated              December 31
                                                                       Useful Lives   ------------------------------
                                                                          (Years)         2002              2001
                                                                          -------         ----              ----
Building and improvements                                                   2-40      $ 1,707,000        $ 1,622,000
Machinery and equipment                                                      3-5        8,045,000          7,367,000
Furniture and office equipment                                                 5          770,000            651,000
Transportation equipment                                                       5          597,000            569,000
                                                                                      -----------        -----------
                                                                                       11,119,000         10,209,000
Less: Accumulated depreciation                                                        (7,976,000)        (6,960,000)
                                                                                      -----------        -----------
                                                                                      $ 3,143,000        $ 3,249,000
                                                                                      ===========        ===========

As of December 31, 2002 and 2001, the Company had $250,000 and $70,000 in equipment, net of accumulated depreciation, financed under capital leases, respectively.

4. INTANGIBLE ASSETS:

Included in intangible assets on the Balance Sheet are $469,000 of developed technology net of accumulated amortization of $236,800 and $116,800 at December 31, 2002 and 2001, respectively.

Included in the restructuring charge on the statement of operations of $5,939,000 in 2001, the Company wrote off $5,389,000 of goodwill related to three production facilities shut down in the first quarter of 2002 (see Note
11).


Cumulative Effect of Accounting Policy Change
In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS Nos. 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." SFAS 141 requires all business combinations initiated after July 1, 2001, to be accounted for using the purchase method. SFAS 142 concluded that purchased goodwill would not be amortized but would be reviewed for impairment annually and when certain events indicate that the goodwill of a reporting unit may be impaired. The Company, which has one operating segment, has determined that its reporting units should be aggregated under SFAS 142 and deemed a single reporting unit because they have similar economic characteristics. The impairment test uses a fair value based approach, whereby if the implied fair value of a reporting unit's goodwill is less than its carrying amount, goodwill would be considered impaired. SFAS 142 requires that goodwill be tested for impairment and that any transition adjustment be recorded at the beginning of the year in which SFAS 142 is adopted. All goodwill and indefinite-lived intangible assets must be tested for impairment at least annually. The new goodwill model applies not only to goodwill arising from acquisitions completed after the effective date, but also to goodwill previously recorded.

Effective January 1, 2002, the Company adopted SFAS 142. Upon adoption of SFAS 142, the Company ceased amortization of its goodwill and completed its calculation of the implied fair value of goodwill. As a result of the calculation, the Company recorded a non-cash charge of approximately $15.1 million to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations as of January 1, 2002. In calculating the impairment charge, the fair value of the reporting units of the Company was estimated using both discounted cash flow methodology and recent comparable transactions.

The following table presents the impact of SFAS 142 on net income per share had the standard been in effect since January 1, 2001.

                                                        Year Ended December 31,
                                                  ------------------------------------
                                                      2002                     2001
                                                      ----                     ----
Net loss - as reported                            $(14,876,000)            $(9,440,000)
Amortization of goodwill                                    --               1,649,000
                                                  ------------            ------------
Net loss adjusted                                 $(14,876,000)            $(7,791,000)
                                                  ============            ============
Basic and diluted  loss per share as reported           $(2.19)                 $(1.40)
                                                        ======                  ======
Basic and diluted  loss per share as adjusted           $(2.19)                 $(1.16)
                                                        ======                  ======

The Company performed its annual impairment test in the fourth quarter of 2002 and determined no impairment exists on the goodwill balance at December 31, 2002. For the period from December 31, 2002 through April 10, 2003, no further impairment indicators were noted. There can be no assurance that future goodwill impairment tests will not result in an additional charge to earnings.

5. ACCRUED EXPENSES:

                                                           December 31
                                                  ----------------------------
                                                     2002               2001
                                                     ----               ----
Compensation and benefits                         $1,576,000        $1,144,000
Insurance premium payable                            130,000            75,000
Professional fees                                    115,000           149,000
Restructuring costs (Note 12)                         40,000           475,000
Other                                                762,000           975,000
                                                  ----------        ----------
                                                  $2,623,000        $2,818,000
                                                  ==========        ==========

6. LONG-TERM DEBT:

Long-term debt consists of the following:

                                                           December 31
                                                  ----------------------------
                                                     2002               2001
                                                     ----               ----
Revolving credit line                             $5,744,000        $4,169,000
Term loan                                            730,000         2,730,000
Mortgage loan                                        865,000           879,000
Other debt and capital lease obligations             247,000            66,000
                                                  ----------        ----------
                                                   7,586,000        $7,844,000

Less- Current portion                               (802,000)       (2,031,000)
                                                  ----------        ----------

                                                  $6,784,000        $5,813,000
                                                  ==========        ==========

On April 11, 2003, the Company completed the Second Amendment to the Amended and Restated Credit Agreement with Commerce Bank, NA and FirsTrust Bank (the "lenders"), which extends the maturity date of the Company's Revolving Credit Line to January 15, 2004 and expands the borrowing availability under the Revolving Credit Line from $6.0 to $7.0 million. The expansion of the Revolving Credit Line is based upon the Company's Eligible Accounts Receivable and the Company intends to use the proceeds of the Revolving Credit Line primarily for working capital purposes.

Under the Revolving Credit Line, the Company is required to pay interest monthly at the prime rate plus 2.0% (effective rate of 6.25% as of March 31, 2003). The outstanding principal of the Revolving Credit Line is due and payable at the end of term on January 15, 2004. Borrowing availability is based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. As of December 31, 2002, approximately $5.7 million was outstanding under the Revolving Credit Line, and approximately $182,000 was available under the credit line. The Company had nominal borrowing availability under the Revolving Credit Line on March 31, 2003.

Under the Term Loan, interest is payable monthly at the prime rate plus 2.0% (effective rate of 6.25% as of March 31, 2003). The outstanding principal amount of the Term Loan was $730,000 at December 31, 2002. At March 31, 2003, the outstanding balance on the Term Loan was $365,000 which is due June 30, 2003.

The Credit Facility restricts the payment of dividends and is secured by substantially all assets of the Company and requires maintenance of various financial and restrictive covenants, including a minimum level of quarterly EBITDA of $746,000 (commencing with the first quarter of 2003), total liabilities not exceeding fifty percent (50%) of net worth (as defined in the Credit Agreement), and no interest payment on the subordinated convertible notes issued to the Investors (as defined below) until February 15, 2004. The Company obtained a waiver from the banks for violation of the first quarter 2003 EBITDA covenant.

On December 23, 2002, the Company completed the First Amendment to the Amended and Restated Credit Agreement that expanded the Company's Revolving Credit Line from $5.25 million to $6.0 million.

On June 14, 2002, the Company completed the closing (the "Closing") of a new $7.48 million senior credit facility (the "Credit Facility") pursuant to the Credit Agreement dated June 13, 2002 (the "Credit Agreement") with the Lenders. The Credit Facility consisted of a $5.25 million revolving credit line (the "Revolving Credit Line") and a $2.23 million term loan (the "Term Loan"). The Company used the proceeds of the Credit Facility to repay existing senior debt and for working capital purposes.

The Company incurred $40,000 in loan fees associated with the Second Amendment payable over the second and third quarters of 2003. The Company paid $5,000 for the First Amendment on January 2003. The Company paid $112,000 in bank fees in 2002 related to the Credit Agreement dated June 13, 2002, which are being amortized over the loan term.

In connection with the Credit Facility, the Company entered into an interest rate cap agreement maturing on June 13, 2003, with a total notional amount of $2,000,000. The Company paid the counterparty a premium of $7,500 on June 12, 2002, and will receive monthly an amount equal to the product of the amount by which the Prime Rate (4.25% at December 31, 2002) exceeds the Cap Rate (6.5%) multiplied by the notional amount. The premium is being amortized over a one-year period. Since entering the interest rate cap agreement, the Prime Rate has not exceeded the Cap Rate. Accordingly, the Company has not received any payments under this agreement.

In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to a Company-owned property that houses a production facility. The Company received $869,000 in proceeds, net of closing costs, from the transaction. In July 1999, the $869,000 was applied to the balance of the Credit Facility. Interest on the mortgage is at the greater of 8.50% or the U.S. Treasury rate plus 375 basis points (9.01% at March 28, 2003). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $7,600.

The future scheduled principal payments on the Company's long-term debt and subordinated convertible debt (see Note 7):

2003                                                                  $802,000
2004                                                                12,498,000
2005                                                                    90,000
2006                                                                    55,000
2007                                                                    33,000
Thereafter                                                             786,000
                                                                   -----------
                                                                   $14,264,000
                                                                   ===========

7. SUBORDINATED CONVERTIBLE DEBT:

In order for the Company to enter into the June 14, 2002 Credit Facility, the Company's subordinated debt holders, TDH III, L.P., LVIR Investors Group, LP (formerly known as Dime Capital Partners, Inc.) and Robert E. Drury (the "Investors"), were required to forego payments of interest until February 15, 2004. In consideration for such forbearance of interest, the Company and the Investors amended the terms of the $6 million convertible subordinated loan and warrant purchase agreement (the "Amendment") on June 14, 2002.

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

The Company also issued new warrants (the "New Warrants") that replaced the existing warrants issued to the Investors on February 15, 2000. The New Warrants provide that the Investors may purchase an aggregate of 1.8 million shares of Common Stock at $3.50 per share (subject to downward adjustment under certain circumstances). The New Warrants are only exercisable once the Company has repaid the New Notes in full. If the holder of a New Warrant converts its New Note, in whole or in part, into shares of Common Stock, their New Warrant will be cancelled. Furthermore, the New Warrants will be cancelled if the Additional Warrants (defined below) become exercisable.

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

8. INCOME TAXES:

No current income tax provision was recognized in 2002 due to the Company's operating loss position. A deferred tax expense was recognized in 2001 for the additional valuation allowance recorded to offset the net deferred tax asset of $101,000.

At December 31, 2002, the Company had net operating loss carryforwards for federal income tax purposes of approximately $13.6 million expiring in 2016 through 2022. The net operating loss carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses for financial and income tax reporting purposes, as well as, the non-deductibility of the special compensation and acquired research and development charges, loss on the sale of business units and goodwill amortization. The timing and manner, in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited by the provision of the internal revenue code. Such limitation may have an impact on the ultimate realization and timing of these nets operating loss carryforwards.

The components of income taxes are as follows:

                                     Year Ended December 31
                            ----------------------------------------
                            2002             2001              2000
                            ----           --------          -------

Current:
Federal                     $  -           $      -          $ 7,800
State                          -                  -           32,200
                            ----           --------          -------
                               -                  -           40,000
                            ----           --------          -------
Deferred:
Federal                        -             78,241                -
State                          -             22,759                -
                            ----           --------          -------
                               -            101,000                -
                            ----           --------          -------
                               -                  -                -
                            $  -           $101,000          $40,000
                            ====           ========          =======

The reconciliation of the statutory federal income tax rate to the Company's effective income tax rate is as follows:

                                                                                     Year Ended December 31
                                                                           ---------------------------------------
                                                                            2002              2001            2000
                                                                            ----              ----            ----
Income tax rate                                                             34.0%            34.0%          34.0%
State income taxes, net of federal tax benefit                                 --             (0.2)           4.8
Nondeductible loss on sale of business units                                   --               --             --
Other nondeductible items                                                   (0.2)              0.3            5.9
Nondeductible goodwill amortization                                        (15.7)             (1.1)          56.0
Change in valuation reserve                                                (15.4)            (33.8)         (91.7)
Other                                                                       (2.7)             (0.3)            --
                                                                            -----          --------         -----
                                                                               --            (1.1%)          9.0%
                                                                               ==            ======          ====

The tax effect of temporary differences that give rise to deferred taxes are as follows:

                                                                                              December 31
                                                                                      ---------------------------
                                                                                          2002           2001
                                                                                          ----           ----
Gross deferred tax assets:
Accruals and reserves not currently deductible                                        $   255,000     $   421,000
Net operating loss carryforwards                                                        4,637,000       5,347,000
Depreciation                                                                              326,000              --
Goodwill amortization                                                                   1,905,000              --
Other                                                                                     159,000         224,000
Valuation allowance                                                                    (7,282,000)     (5,004,000)
                                                                                      -----------     -----------
                                                                                      $         -     $   988,000
                                                                                      ===========     ===========
Gross deferred tax liabilities:
Depreciation                                                                          $         -     $    79,000
Goodwill amortization                                                                           -         909,000
                                                                                      -----------     -----------
                                                                                      $         -     $   988,000
                                                                                      ===========     ===========

At December 31, 2002, a valuation allowance was established for the Company's tax assets based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The increase (decrease) in the valuation allowance was $2,278,000 in 2002, $3,137,000 in 2001, and ($573,000) in 2000.

9. BENEFIT PLANS:

Incentive common stock plan
The Company's 1997 Incentive Plan, as amended (the "Incentive Plan") provides for the award of up to 1,600,000 shares of its Common stock to its employees, directors and other individuals who perform services for the Company. The Incentive Plan provides for granting of various stock based awards, including incentive and non-qualified stock options, restricted stock and performance shares and units. Options granted under the Incentive Plan are granted at fair market value at the date of grant, generally vest in equal installments over three years, and expire five to ten years after the date of grant.

                                         Total          Shares     Restricted
                                       Available       Available     Common       Stock Options      Price        Aggregate
                                        Shares         For Grant      Stock        Outstanding     Per Share         Price
                                       ---------       ---------   -----------    -------------    -------------  -----------
Balance, December 31, 1999             1,600,000       1,135,000           --         465,000      $1.75 - 12.00  $ 2,487,500
  Granted                                     --        (956,000)          --         956,000        .81 -  1.72    1,537,280
  Cancelled                                   --         341,500           --        (341,500)      1.50 -  2.38     (623,813)
                                       ---------       ---------      -------      ----------      -------------  -----------
Balance, December 31, 2000             1,600,000         520,500           --       1,079,500      $ .81 - 12.00  $ 3,400,967
                                       ---------       ---------      -------      ----------      -------------  -----------

  Granted                                     --        (472,500)          --         472,500      $ .20  -  .69  $   209,588
  Cancelled                                   --         161,500           --        (161,500)       .45  - 1.69     (240,188)
                                       ---------       ---------      -------      ----------      -------------  -----------
Balance, December 31, 2001             1,600,000         209,500           --       1,390,500      $ .20 -$12.00  $ 3,370,367
                                       ---------       ---------      -------      ----------      -------------  -----------

  Granted                                     --        (295,000)          --         295,000      $ .35 -   .40  $   117,625
  Restricted Stock Issued                     --        (517,750)     517,750              --        .14 -   .21       73,488
  Cancelled                                   --         878,500           --       (878,500)        .40 - 12.00   (2,370,498)
                                       ---------       ---------      -------      ----------      -------------  -----------
Balance, December 31, 2002             1,600,000         275,250      517,750         807,000      $ .14 -$12.00  $ 1,190,982
                                       =========       =========      =======      ==========      =============  ===========

Restricted stock
Under the Company's 1997 Incentive Plan, in an effort to retain qualified management, Directors and employees, the Company cancelled 468,500 stock options that far exceeded prevailing market values and issued 517,750 shares of restricted common stock. The following common stock issues were made in the fourth quarter of 2002:

Date                             Shares                        Value per
Issued                           Issued                            Share

October 22, 2002                463,500                            $0.14
December 30, 2002                54,250                            $0.21
                                -------
                                517,750
                                =======

The Common Stock issued is restricted from sale on the open market for a period of two years. Compensation expense in the amount of $73,000 will be recognized over the two-year vesting period.

Common stock options

Set forth below are the outstanding options at December 31, 2002, summarized by range of exercise price:

                         Number            Weighted           Weighted            Number           Weighted
     Range Of          Outstanding          Average            Average         Exercisable          Average
  Exercise Prices      At 12/31/02      Remaining Life     Exercise Price      At 12/31/02      Exercise Price
  ---------------      -----------      --------------     --------------      -----------      --------------
$0.35 to $0.40           245,000             4.3             $ 0.40                   --              --
$0.20 to $0.69           399,500             3.6             $ 0.45              133,167           $0.45
$1.50 to $1.69            45,000             2.3             $ 1.63               30,000           $1.63
$2.38 to $12.00          110,000             3.3             $ 6.75              110,000           $6.75

For purposes of the SFAS No. 123 disclosure requirements, the fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model using the following assumptions: weighted average risk free interest rate of 4.5%, 5.0%, and 6.5% in 2002, 2001, and 2000, respectively, an expected life of 5 years, expected dividend yield of zero, and an expected volatility of 57% in 2002 and 2001 and 40% in 2000 and 1999.


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

Effective December 31, 2001, the Purchase Plan has been suspended indefinitely because the maximum amount of shares available under the Purchase Plan have been purchased by employees of the Company. Employees purchased 106,955 shares and 52,687 shares in 2001 and 2000, respectively.

The Company also maintains a defined contribution 401(k) plan, which permits participation by substantially all employees. In connection with the plan, the Company's matching contribution charged to expense was approximately $80,000 in 2002, $98,000 in 2001, and $115,000 in 2000.

10. COMMITMENTS AND CONTINGENCIES:

Operating leases

The Company leases operating facilities, office equipment and vehicles under non-cancelable leases. Rent expense under operating leases for the years ended December 31, 2002, 2001 and 2000 was $1,928,000, $1,840,000, and $1,455,000,
respectively. Future minimum lease payments under non-cancelable operating leases as of December 31, 2002 are as follows:

2003                                                       $ 1,676,000
2004                                                         1,213,000
2005                                                           674,000
2006                                                           372,000
2007                                                           243,000
2008 and thereafter                                             11,000
                                                           -----------
                                                           $ 4,189,000
                                                           ===========

The Company leases operating facilities at prices, which, in the opinion of management, approximate market rates from entities that are owned by certain shareholders and employees of the Company. Rent expense on these leases was $204,000, $316,000, and $314,000 for the years ended December 31, 2002, 2001 and
2000, respectively.

Employment agreements

The Company has entered into an employment agreement with its Chief Executive Officer, Regional Sales Vice President - West Region and Vice President and General Manager - Gulf States that provides for minimum annual compensation. Future minimum compensation commitments under this agreement as of December 31, 2002 is as follows:

2003                                                           $ 404,000
2004                                                             187,500
                                                               ---------
                                                               $ 591,500
                                                               =========

Separation agreements

During 2001, the Company and two of its former executive officers and other employees entered into separation agreements upon termination of their employment with the Company. The separation agreements provided $300,000 of compensation and benefits, which has been charged to the statement of operations for the year ended December 31, 2001. Such amounts were paid during 2002.

Other matters

The Company is party to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

The Company occasionally enters into agreements with its suppliers in the normal course of business that require the Company to purchase minimum amounts of inventory in future years in order to obtain favorable pricing. These commitments at December 31, 2002 are not considered material.

11. RESTRUCTURING CHARGES:

For the year ended December 31, 2001, the Company recorded a restructuring charge of $5,939,000 related to the closing of production facilities in Dayton, OH, Lincoln, NE, and Portland, OR in the fourth quarter. The charge incurred consisted of non-cash goodwill write-offs of $5,389,000, severance costs of $167,000 and facility costs of $383,000. Total non-recurring non-cash charges in the 2001 restructuring charge amounted to $5,465,000. These actions are consistent with the Company's strategy to improve ongoing operating results, optimize its operating capacity and fund entry into the Los Angeles market in 2002.

As of December 31, 2002, accrued restructuring charges (classified as accrued expenses) amounted to $40,000 related to facility costs. During the year ended December 31, 2002 the Company paid $435,000 of accrued restructuring charges of which $165,000 related to severance payments and $270,000 to facility costs. During the year ended December 31, 2000, the Company paid $263,000 of accrued restructuring charges, of which $196,000 related to severance payments with the remaining $67,000 attributable to lease termination costs.

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


13. SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                           Quarter ended,
                                                      ---------------------------------------------------------------
                                                         March 31,        June 30,      September 30,    December 31,
                                                           2002            2002            2002             2002
                                                           ----            ----            ----             ----
Revenues                                              $ 10,338,000    $ 11,019,000     $ 10,744,000    $ 12,122,000
Gross profit                                             3,961,000       4,226,000        3,908,000       4,238,000
Net income (loss) - as restated (1)                    (15,046,000)        117,000           16,000          37,000
Net income (loss) basic and diluted
per share - as restated                                      (2.22)           0.02            (0.00)           0.01
Net income - as reported (1)                                38,000         117,000           16,000          37,000
Net income basic and diluted
per share - as reported                                      $0.01           $0.02           $(0.00)          $0.01


                                                                           Quarter ended,
                                                      ---------------------------------------------------------------
                                                         March 31,        June 30,      September 30,    December 31,
                                                           2001            2001            2001             2001
                                                           ----            ----            ----             ----
Revenues                                              $ 12,275,000    $ 13,304,000     $ 10,613,000    $ 10,038,000
Gross profit                                             4,392,000       4,834,000        3,808,000       3,349,000
Net loss (2)                                              (371,000)       (199,000)        (580,000)     (8,290,000)
Net loss basic and diluted per share                       $ (0.06)        $ (0.03)         $ (0.09)         $(1.22)

(1) The Company's net loss in the quarter ended March 31, 2002 included a non-cash goodwill impairment charge for a cumulative effect of accounting change in the amount of $ 15,084,000.
(2) The Company's net loss in the quarter ended December 31, 2001 includes a restructuring charge of $5,939,000 and an operating charge of $1,107,000, primarily related to closed production facilities; asset write-offs and development costs related to ScanTrax(TM) capture software.


14. CONCENTRATION OF CREDIT RISK:

The Company has a broad base of clients and no single client accounted for more than 5% of consolidated revenues for the years ended December 31, 2002, 2001 or 2000. The Company's customers are not concentrated in any specific geographic area, but are concentrated primarily in the health care, financial services, engineering, and legal services industries, as well as certain other vertical markets.

                                  SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                    Balance,
                                                   Beginning         Charged                          Balance,
                 Description                        Of Year         To Expense    Deductions (1)     End Of Year
                 -----------                        -------         ----------    --------------     -----------
Allowance for doubtful accounts:
    2002                                            $488,000         $ 55,000       $(269,000)         $274,000
    2001                                            $506,000         $307,000       $(325,000)         $488,000
    2000                                            $392,000         $349,000       $(235,000)         $506,000

                                                    Balance,
                                                   Beginning         Charged                          Balance,
                 Description                        Of Year         To Expense    Deductions (2)     End Of Year
                 -----------                        -------         ----------    --------------     -----------
Restructuring accruals:
    2002                                            $475,000         $      0       $(435,000)         $ 40,000
    2001                                            $      0         $475,000       $       0          $475,000
    2000                                            $263,000         $      0       $ (263,000)        $      0

(1) Uncollectible accounts written off, net of recoveries.
(2) Represents amount paid.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             IMAGEMAX, INC.

Dated April 15, 2003                         By: /S/ DAVID B. WALLS
                                             ----------------------
                                             Chief Financial Officer, Treasurer,
                                             and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

                    Signatures                               Title                                 Dated
                    ----------                               -----                                 -----
/s/ DAVID C. CARNEY                               Chairman of the Board of Directors           April 15, 2003
---------------------------------------------
David C. Carney

/s/ MARK P. GLASSMAN                              Chief Executive Officer and Director         April 15, 2003
-----------------------------------------------
Mark P. Glassman

/s/ J.B. DOHERTY                                  Director                                     April 15, 2003
------------------------------------------------
J.B. Doherty

/s/ ROBERT E. DRURY                               Director                                     April 15, 2003
------------------------------------------------
Robert E. Drury

/s/ H. CRAIG LEWIS                                Director                                     April 15, 2003
------------------------------------------------
H. Craig Lewis

/s/ M. CHRISTINE MURPHY                           Director                                     April 15, 2003
-------------------------------------------------
M. Christine Murphy

/s/ DR. FREDERICK E. WEBSTER, JR.                 Director                                     April 15, 2003
--------------------------------------------------
Dr. Frederick E. Webster, Jr.