Form 10-Q
period 2003-03-31
IMAGEMAX INC
filed 2003-05-15
CIK 1046032

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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

                                 Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 14, 2003:

           Common Stock, no par value                      7,311,073
           --------------------------                   ----------------
                   Class                                Number of Shares

                                 IMAGEMAX, INC.

                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                                                 Page

         Item 1 - Condensed Consolidated Financial Statements (Unaudited)

                  Consolidated Statements of Operations......................................    1

                  Consolidated Balance Sheets................................................    2

                  Consolidated Statements of Cash Flows......................................    3

                  Notes to Consolidated Financial Statements.................................    4

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................................    8

         Item 3 - Quantitative and Qualitative Disclosures
                  about Market Risk..........................................................   11

         Item 4 - Controls and Procedures....................................................   12

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings..........................................................   12

         Item 5 - Other Information..........................................................   12

         Item 6 - Exhibits and Reports on Form 8-K...........................................   12

SIGNATURES...................................................................................   13


                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands except per share amounts)

                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                                  ---------------
                                                                                               2003              2002
                                                                                               ----              ----
Revenues:
     Services..........................................................................       $9,776             $8,871
     Products..........................................................................        1,358              1,467
                                                                                              ------           --------
                                                                                              11,134             10,338
                                                                                              ------           --------
Cost of revenues:
     Services..........................................................................        6,288              5,106
     Products..........................................................................          927                924
     Depreciation......................................................................          254                322
                                                                                              ------           --------
                                                                                               7,469              6,352
                                                                                              ------           --------
        Gross profit...................................................................        3,665              3,986
Selling and administrative expenses....................................................        3,590              3,558
Amortization of intangibles............................................................          143                 95
                                                                                              ------           --------
        Operating income (loss) .......................................................          (68)               333
Interest expense  .....................................................................          316                295
                                                                                              ------           --------
    Income (loss) before cumulative effect of accounting change........................         (384)                38
Cumulative effect of accounting change.................................................           --            (15,084)
                                                                                              ------           --------
Net loss...............................................................................       $ (384)          $(15,046)
                                                                                              ======           ========
Basic and diluted net loss per share...................................................       $ (.06)          $  (2.22)
                                                                                              ======           ========
Shares used in computing basic and diluted loss per share..............................        6,859              6,793
                                                                                              ======           ========


                             See accompanying notes.

                           CONSOLIDATED BALANCE SHEETS
                 (Unaudited, in thousands except share amounts)

                                                                                         March 31,            December 31,
                                                                                           2003                  2002
                                                                                           ----                  ----
                                      ASSETS

Current assets:
   Cash and cash equivalents.......................................................          $ 62                 $ 878
   Accounts receivable, net of allowance for doubtful
       accounts of $275 as of March 31, 2003 and
       December 31, 2002...........................................................         9,297                 8,983
   Inventories.....................................................................         1,241                 1,165
   Prepaid expenses and other......................................................         1,191                 1,086
                                                                                          -------               -------

       Total current assets........................................................        11,791                12,112

Property, plant and equipment, net.................................................         3,120                 3,143
Intangibles, primarily goodwill, net...............................................        19,945                19,974
Other assets.......................................................................           610                   625
                                                                                          -------               -------

       Total assets................................................................       $35,466               $35,854
                                                                                          =======               =======

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt and current portion of long-term debt...........................        $6,423                  $802
   Subordinated convertible debt, net of discount of $121..........................         6,866                    --
   Accounts payable................................................................         5,110                 4,867
   Accrued expenses................................................................         2,180                 2,623
   Deferred revenue................................................................         1,413                 1,279
                                                                                          -------               -------

       Total current liabilities...................................................        21,992                 9,571

Long-term debt.....................................................................         1,028                 6,784

Subordinated convertible debt, net of discount of $156.............................            --                 6,678

Shareholders' equity:
   Preferred stock, no par value, 10,000,000 shares
       authorized, none issued.....................................................            --                    --
   Common stock, no par value, 40,000,000 shares authorized,
       7,311,073 shares issued and outstanding
       at March 31, 2003 and December 31, 2002.....................................        53,567                53,567
Restricted common stock............................................................           (59)                  (68)
Accumulated deficit................................................................       (41,062)              (40,678)
                                                                                          -------               -------

       Total shareholders' equity..................................................        12,446                12,821
                                                                                          -------               -------

       Total liabilities and shareholders' equity..................................       $35,466               $35,854
                                                                                          =======               =======


                             See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                                   Three Months
                                                                                                  Ended March 31,
                                                                                                  ---------------
                                                                                               2003                 2002
                                                                                               ----                 ----
Cash flows from operating activities:
    Net loss...........................................................................       $(384)              $(15,046)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities-
        Cumulative effect of accounting change.........................................          --                 15,084
        Compensation expense - restricted common stock.................................           9                     --
        Depreciation and amortization..................................................         283                    352
        Amortization of deferred financing costs.......................................         113                     63
        Accrued interest on subordinated debt..........................................         153                    135
        Imputed interest on subordinated debt..........................................          35                     35
Changes in operating assets and liabilities-
            Accounts receivable, net...................................................        (314)                   407
            Inventories................................................................         (76)                    59
            Prepaid expenses and other.................................................        (105)                  (100)
            Other assets...............................................................         (98)                   (81)
            Accounts payable...........................................................         243                   (339)
            Accrued expenses...........................................................        (443)                  (142)
            Deferred revenue...........................................................         134                    140
                                                                                               ----                   ----

                Net cash provided by (used in) operating activities....................        (450)                   567
                                                                                               ----                   ----

Cash flows from investing activities:
    Purchases of property and equipment................................................        (231)                   (73)
                                                                                               ----                   ----

        Net cash used in investing activities..........................................        (231)                   (73)
                                                                                               ----                   ----

Cash flows from financing activities:
    Principal payments on debt and capital lease obligations...........................        (381)                  (509)
    Net borrowings under line of credit................................................         246                     --
                                                                                               ----                   ----

                Net cash used in financing activities..................................        (135)                  (509)
                                                                                               ----                   ----


Net decrease in cash and cash equivalents..............................................        (816)                   (15)
Cash and cash equivalents, beginning of period.........................................         878                     84
                                                                                               ----                   ----

Cash and cash equivalents, end of period...............................................        $ 62                   $ 69
                                                                                               ====                   ====

Supplemental disclosures of cash flow information:
    Cash paid for:
        Interest.......................................................................        $128                   $153
                                                                                               ====                   ====

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

The accompanying unaudited condensed consolidated financial statements include the accounts of ImageMax and its subsidiary (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. The consolidated balance sheet at December 31, 2002 has been derived from the Company's consolidated financial statements that have been audited by the Company's independent auditors.

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information pursuant to rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, unaudited interim financial statements such as those in this report allow certain information and footnotes required by accounting principles generally accepted in the United States for year end financial statements to be excluded. The Company believes all adjustments necessary for a fair presentation of these interim financial statements have been included and are of a normal and recurring nature except for the goodwill impairment charge taken under SFAS 142. Interim results are not necessarily indicative of results for a full year. These interim financial statements should be read in conjunction with the Company's pro forma and historical financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2002.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICES:

Other than Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("SFAS 142"), there were no changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 to Consolidated Financial Statements of ImageMax, Inc. and Subsidiary included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. For a description of SFAS 142 and its impact on the Company, refer to Note 4 hereof.

The accompanying consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The amended credit facility requires the Company on a quarterly basis beginning in June 2003 to meet a specified level of EBITDA and to not exceed a maximum leverage ratio, as defined. Management has implemented a sales and operating plan in 2003, which they believe will allow the Company to meet these quarterly covenants. Further, management is implementing certain short-term cost-deferral and cost-cutting measures to ensure the EBITDA covenants are attained. Management believes that these current actions will enable the Company to meet its quarterly financial covenants throughout 2003, and therefore, have the necessary financing to continue as a going concern.

Accounting for stock-based compensation
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages entities to record compensation expense for stock-based employee compensation plans at fair value but provides the option of measuring compensation expense using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company accounts for stock-based compensation in accordance with APB 25. The following presents pro forma results of operations as if SFAS 123 had been used to account for stock-based compensation plans.

Options were not granted in the quarters ending March 31, 2003 and 2002. The following pro forma results would have been reported had compensation cost been recorded for the fair value of the options granted:

                                                                        Quarter Ended March 31
                                                                      ---------------------------
                                                                          2003           2002
                                                                          ----           ----
   Net income (loss), as reported                                     $ (384,000)  $ (15,046,000)
   Pro forma net income (loss)                                          (399,000)    (15,077,000)
   Basic and diluted income (loss) per share, as reported                   (.06)          (2.22)
   Pro forma basic and diluted income (loss) per share                      (.06)          (2.22)

3. RECLASSIFCATIONS:

Certain prior year amounts have been reclassified to conform to the current year presentation.

4. GOODWILL AND INTANGIBLE ASSETS:

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

Effective January 1, 2002, the Company adopted SFAS 142. Upon adoption of SFAS 142, the Company ceased amortization of its goodwill and completed its calculation of the implied fair value of goodwill. As a result of the calculation, the Company recorded a non-cash charge of approximately $15.1 million or $2.22 per share to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations as of January 1, 2002. In calculating the impairment charge, the fair value of the reporting units of the Company was estimated using both discounted cash flow methodology and recent comparable transactions.

For the period from December 31, 2002 through May 14, 2003, no further impairment indicators were noted. There can be no assurance that future goodwill impairment tests will not result in an additional charge to earnings.

5. LONG-TERM DEBT:

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

Under the Revolving Credit Line, the Company is required to pay interest monthly at the prime rate plus 2.0% (effective rate of 6.25% as of March 31, 2003). The outstanding principal of the Revolving Credit Line is due and payable at the end of term on January 15, 2004. Borrowing availability is based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. At March 31, 2003, approximately $6.0 million was outstanding under the Revolving Credit Line, and there was nominal borrowing availability under the Revolving Credit Line. On April 11, 2003, borrowing availability under the expanded Revolving Credit Line was approximately $500,000.

Under the Term Loan, interest is payable monthly at the prime rate plus 2.0% (effective rate of 6.25% as of March 31, 2003). The outstanding principal amount of the Term Loan was $365,000. The outstanding balance on the Term Loan of $365,000 is due June 30, 2003.

The Credit Facility restricts the payment of dividends and is secured by substantially all assets of the Company and requires maintenance of various financial and restrictive covenants, including a minimum level of quarterly EBITDA of $746,000 (commencing with the first quarter of 2003), total liabilities not exceeding fifty percent (50%) of net worth (as defined in the Credit Agreement), and no interest payment on the subordinated convertible notes issued to the Investors (as defined below) until February 15, 2004. The Company obtained a waiver from the lenders for violation of the first quarter 2003 EBITDA covenant.

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

The Company incurred $40,000 in loan fees associated with the Second Amendment payable over the second and third quarters of 2003, which are being amortized over the remaining loan term. The Company paid $5,000 for the First Amendment on January 2003. The Company paid $112,000 in bank fees in 2002 (payment was made over the second and third quarters) related to the Credit Agreement dated June 13, 2002, which are being amortized over the loan term.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

5. LONG-TERM DEBT - (continued):

In connection with the Credit Facility, the Company entered into an interest rate cap agreement maturing on June 13, 2003, with a total notional amount of $2,000,000. The Company paid the counterparty a premium of $7,500 on June 12, 2002, and will receive monthly an amount equal to the product of the amount by which the Prime Rate (4.25% at March 31, 2003) exceeds the Cap Rate (6.5%) multiplied by the notional amount. The premium is being amortized over a one-year period. Since entering the interest rate cap agreement, the Prime Rate has not exceeded the Cap Rate. Accordingly, the Company has not received any payments under this agreement.

In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to a Company-owned property that houses a production facility. The Company received $869,000 in proceeds, net of closing costs, from the transaction. In July 1999, the $869,000 was applied to the balance of the Credit Facility. Interest on the mortgage is at the greater of 8.50% or the U.S. Treasury rate plus 375 basis points (9.01% at March 31, 2003). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $7,600.

6. SUBORDINATED CONVERTIBLE DEBT:

In order for the Company to enter into the June 14, 2002 Credit Facility, the Company's subordinated debt holders, TDH III, L.P., LVIR Investors Group, LP (formerly known as Dime Capital Partners, Inc.) and Robert E. Drury (the "Investors"), agreed to forego payments of interest until February 15, 2004. In consideration for such forbearance of interest, the Company and the Investors amended the terms of the $6 million convertible subordinated loan and warrant purchase agreement (the "Amendment") on June 14, 2002.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

7. INCOME TAXES:

At March 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $13.6 million expiring in 2016 through 2022. The net operating loss carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses for financial and income tax reporting purposes, as well as, the nondeductibility of the loss on the sale of business units and goodwill amortization. The timing and manner, in which the company will utilize the net operating loss carryforwards in any year, or in total, may be limited by the provision of the Internal Revenue Service Code. Such limitation may have an impact on the ultimate realization and timing of these net operating loss carryforwards.

At March 31, 2003, a valuation allowance offset the Company's tax benefit based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

8. EARNINGS PER SHARE:

The Company has presented net loss per share pursuant to SFAS No. 128, "Earnings Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share ("Basic EPS") is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share ("Diluted EPS") is computed by dividing net loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the three months ended March 31, 2003 and 2002, common stock equivalents are considered anti-dilutive and are not included because of the Company's net loss position and option exercise prices and debt conversion prices exceed the average market price for the period and as such, Basic EPS and Diluted EPS are the same.

                                 PART I - ITEM 2
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

This Report on Form 10-Q contains certain forward-looking statements that involve substantial risks and uncertainties. When used in this Report, the words "anticipate," "believe," "estimate," "expect," "intend," and similar expressions, as they relate to the Company or its management, are intended to identify such forward-looking statements. The Company's actual results, performance, or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those set forth in "Business--Risk Factors" as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and other ImageMax filings with the Securities and Exchange Commission, and risks associated with the results of the continuing operations of ImageMax. Accordingly, there is no assurance that the results in the forward-looking statements will be achieved.

The Company is a national single-source provider of integrated document management solutions. The Company's revenues are derived from a broad range of media conversion, storage and retrieval services, the sale of third party document management software products which support digital imaging and indexing services and the sale and service of a variety of document management equipment.

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

Critical Accounting Policies

The following discussion and disclosures included elsewhere in this Report are based upon the unaudited consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. The preparation of these financial statements requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. The Company continually evaluates the estimates used, including those related to the allowance for doubtful accounts, impairments of tangible and intangible assets, income taxes, and contingencies. The Company has based its estimates on historical experience, current conditions and various other assumptions that the Company believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. The Company uses these estimates to assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies involve more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

The Company recognizes media conversion services revenue on services in process, such as scanning projects, as units are completed under the proportional performance method, subject to consideration of guidance in SAB#101. Revenue generated from software sales fall under the guidance of SOP 97-2. Hardware and other equipment revenue is recognized FOB shipping point.

Accounting for Acquisitions

The Company was founded in November 1996 and on December 4, 1997 completed its initial public offering the "Offering". Concurrent with the Offering, the Company began material operations with the acquisition of 14 document management service companies and in the first eight months of 1998 acquired an additional 13 document management service companies.

The Company's acquisitions have resulted in a significant accumulation of goodwill and for acquisitions prior to July 1, 2001; the Company amortized the related goodwill over an estimated benefit period of 30 years. There have been no acquisitions completed after July 1, 2001 and the Company is no longer amortizing goodwill beginning on January 1, 2002, in accordance with SFAS 142, "Goodwill and Other Intangible Assets". Upon adoption of SFAS 142 during the six months ended June 30, 2002, the Company completed its calculation of the implied fair value of goodwill and recorded a non-cash charge of approximately $15.1 million or $2.22 per share to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations as of January 1, 2002. In calculating the impairment charge, the fair value of the reporting units of the Company was estimated using both discounted cash flow methodology and recent comparable transactions.

For the period from December 31, 2002 through May 14, 2003, no further impairment indicators were noted. The Company will perform its required annual impairment review during the fourth quarter each year using the same methodology.

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Overview. For the three months ended March 31, 2003, net loss amounted to $0.4 million or $0.06 per basic and diluted share compared to a net loss of $15.0 million or $2.22 per basic and diluted share for the three months ended March 31, 2002.

Revenues. For the three months ended March 31, 2003, total revenues increased $0.8 million, or 7.7% as compared to the corresponding period in 2002. For the three months ended March 31, 2003 services revenue and products revenue, respectively, comprised 87.8% and 12.2% of total revenues, as compared to 85.8% and 14.2% in the corresponding period in 2002.

The overall increase in revenue is a result of the Company's strategic focus towards digitally based conversion services and sales of third party software in response to declining demand and opportunities in analog based conversion services and equipment product sales.

Service revenue increased 10.2% or $0.9 million as the Company experienced increases primarily in litigation projects utilizing electronic data discovery services ($1.5 million) and digital conversion services as a result of higher volume, notably in southern California, a facility opened in the fourth quarter of 2002 ($0.3 million). These increases were partially offset by a $0.9 million decrease in data entry and litigation coding services related to the loss of former customers that were part of the litigation described in Part II - Item 1
- Legal Proceedings on page 12.

Product revenue decreased 7.4% or $0.1 million as a result of lower software volume.

In the second quarter of 2003, we expect lower revenues than the first quarter, primarily attributable to the timing of several litigation projects.

Gross profit. For the three months ended March 31, 2003, gross profit decreased by $0.3 million, or 8.1%. Gross profit percentage decreased from 38.6% to 32.9% in the current quarter 2003 versus the same corresponding quarter in 2002.

Gross profit declined $0.2 million on service revenue primarily due to lower margins on projects utilizing electronic data discovery services, which have margins of 27% to 30% versus the Company's historical service margins of 36% to 40%. In addition, gross profit derived from service revenues was adversely impacted by the decline in data entry and litigation coding services noted above, and the impact of severe weather on operations in the Mid-Atlantic and Northeast during the first quarter of 2003.

Gross profit declined $0.1 million on product revenue due to a decline in higher margin software revenue combined with lower margins on analog equipment and supplies sales due primarily to price.

For the second quarter of 2003, we expect that the overall mix of revenue, savings from relocated facilities, and improved productivity in the Mid-Atlantic and Northeast to increase gross profit percentage.

Selling and administrative expenses. For the three months ended March 31, 2003, S&A expenses increased by $32,000, or 0.9% as compared to the corresponding period in 2002. This increase included $0.1 million of expenses incurred for the move of operations to more cost effective facilities within the Boston, Detroit and Philadelphia markets.

Interest Expense. Interest expense remained constant as the company maintained consistent debt levels at March 31, 2003 versus March 31, 2002.

Liquidity and Capital Resources

As of March 31, 2003, the Company had cash and cash equivalents of $ 0.1 million and a working capital deficit of $10.2 million. The working capital deficit includes the outstanding balance of the Revolving Credit Line of $6.0 million and subordinated convertible debt of $6.8 million which are due January 15, 2004 and February 15, 2004, respectively. As of December 31, 2002 the Company had cash and cash equivalents of $0.9 million and working capital of $2.5 million. In addition, the Company made $0.4 million in principal payments on the Term Loan for the three months ended March 31, 2003. For the three months ended March 31, 2003 net cash used in operating activities amounted to $0.5 million; net cash used in investing activities amounted to $0.2 million; and net cash used in financing activities amounted to $0.1 million. On April 11, 2003, the Company completed the Second Amendment to the Amended and Restated Credit Agreement with Commerce Bank, NA and FirsTrust Bank (the "lenders"), which extends the maturity date of the Company's Revolving Credit Line to January 15, 2004 and expands the borrowing availability under the Revolving Credit Line from $6.0 to $7.0 million. Borrowing availability under the expanded Revolving Credit Line was approximately $500,000.

Net cash provided by operating activities primarily represents net income before depreciation and amortization and cumulative effect of accounting change. For the three months ended March 31, 2003 increases in deferred revenue for advance customer deposits and increases in accounts payable to accommodate working capital needs were offset by inventory billings to meet future production needs, increases in prepaid assets and deposits for upcoming projects and decreases in accrued expenses due to payment of 2002 sales commissions and other operating expenses.

Net cash used in investing activities represents the Company's investments in equipment and information technology for new and existing production facilities. For the three months ended March 31, 2003, the Company made capital expenditures of $0.2 million.

Net cash used in financing activities primarily represents the $0.4 million of payments under the Term Loan offset by $0.2 borrowings on the revolving credit line.

The Company continues to selectively invest in equipment and technology to meet the needs of its operations and to improve its operating efficiency. The Company may also consider selective synergistic in-market acquisitions in the future. The Company believes that its operating cash flow together with the unused portion of the expanded Revolving Credit Line will be sufficient to finance operating requirements through 2003.

Management Plans

The Company plans to actively pursue financing alternatives in 2003 in response to the Lender and Investor debt maturities in early 2004.

Credit Facility (The following disclosure is consistent with Note 4 to the Consolidated Financial Statements)

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

Under the Revolving Credit Line, the Company is required to pay interest monthly at the prime rate plus 2.0% (effective rate of 6.25% as of March 31, 2003). The outstanding principal of the Revolving Credit Line is due on January 15, 2004. Borrowing availability is based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. As of March 31, 2003, approximately $6.0 million was outstanding under the Revolving Credit Line, and there was nominal availability under the credit line. On April 11, 2003 borrowing availability under the expanded Revolving Credit Line was approximately $500,000.

Under the Term Loan, interest is payable monthly at the prime rate plus 2.0% (effective rate of 6.25% as of March 31, 2003). The outstanding principal amount of the Term Loan was $365,000 at March 31, 2003. The outstanding balance on the Term Loan of $365,000 is due June 30, 2003.

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

The Company incurred $40,000 in loan fees associated with the Second Amendment payable over the second and third quarters of 2003, which are being amortized over the remaining loan term. The Company paid $5,000 for the First Amendment on January 2003. The Company paid $112,000 in bank fees in 2002 (payment was made over the second and third quarters) related to the Credit Agreement dated June 13, 2002, which are being amortized over the loan term.

In connection with the Credit Facility, the Company entered into an interest rate cap agreement maturing on June 13, 2003, with a total notional amount of $2,000,000. The Company paid the counterparty a premium of $7,500 on June 12, 2002, and will receive monthly an amount equal to the product of the amount by which the Prime Rate (4.25% at March 31, 2003) exceeds the Cap Rate (6.5%) multiplied by the notional amount. The premium is being amortized over a one-year period. Since entering the interest rate cap agreement, the Prime Rate has not exceeded the Cap Rate. Accordingly, the Company has not received any payments under this agreement.

In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to a Company-owned property that houses a production facility. The Company received $869,000 in proceeds, net of closing costs, from the transaction. In July 1999, the $869,000 was applied to the balance of the Credit Facility. Interest on the mortgage is at the greater of 8.50% or the U.S. Treasury rate plus 375 basis points (9.01% at March 31, 2003). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $7,600.

Convertible Subordinated Debt (The following disclosure is consistent with Note 5 to the Consolidated Financial Statements)

In order for the Company to enter into the June 14, 2003 Credit Facility, the Company's subordinated debt holders, TDH III, L.P., LVIR Investors Group, LP (formerly known as Dime Capital Partners, Inc.) and Robert E. Drury (the "Investors"), agreed to forego payments of interest until February 15, 2004. In consideration for such forbearance of interest, the Company and the Investors amended the terms of the $6 million convertible subordinated loan and warrant purchase agreement (the "Amendment") on June 14, 2002.

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

None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. The Company has variable-rate debt representing 50% of its total long-term debt at March 31, 2003. If interest rates average 25 basis points more in 2003 than they did during 2002, the Company's interest expense would increase approximately $18,043 on an annual basis (interest expense for 2002 was $1.2 million). As of May 14, 2003, the prime rate and the Company's interest rates on variable-rate debt have not changed. The Company has limited its interest rate risk by entering into an interest rate cap agreement. The agreement, which matures on June 13, 2003, is for a total notional amount of $2,000,000. In connection with this agreement the Company paid the counterparty a premium of $7,500 on June 13, 2002, and will receive monthly an amount equal to the product of the amount by which the Prime Rate (4.25% at March 31, 2003) exceeds the Cap Rate (6.5%) multiplied by the notional amount. Since entering the interest rate cap agreement, the Prime Rate has not exceeded the Cap Rate. Accordingly, the Company has not received any payments under this agreement.

ITEM 4.  Controls and Procedures
         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report of Form 10-Q (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiary would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared. There were no significant changes in the internal controls of the Company for the three month period ended March 31, 2003.

                          PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings

As previously disclosed in the Company's 2002 Annual Report on Form 10-K filed on April 15, 2003, the Company filed a complaint in the United States District Court for the Southern District of New York on November 21, 2002 against Mitchell Taube (former Executive Vice President - Marketing and Sales), Digiscribe International, Inc., the company Mr. Taube incorporated while employed at the Company, and two former company employees - Barbara Collins and Christopher Dutra, who are now employed by Digiscribe (the "Defendants"). In its complaint, the Company asserted claims to breach of contract, misappropriation of trade secrets, breach of fiduciary duty, and tortious interference with contractual relations and prospective contractual relations.

On May 2, 2003, the Company conducted settlement discussions with the Defendants before the United States District Court for the Southern District of New York. At these discussions, the Company and the Defendants agreed to settle the action. While definitive documents memorializing this settlement of the Company and the Defendants are being drafted, the United States District Court for the Southern District of New York has issued an Order of Discontinuance on May 7, 2003 regarding this matter.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits and Reports on Form 8-K.

     a. Exhibits.

     10.3 First Amendment to the Amended and Restated Credit Agreement dated December 23, 2002 by and among ImageMax, Inc., ImageMax of Delaware, Inc., Commerce Bank, NA, as agent and lender, and FirsTrust Bank, as lender (filed as Exhibit 10.1 to Form 8-K filed by the Company on January 6, 2003).

     10.4 First Amended and Restated Revolving Credit Note in favor of Commerce Bank, NA in the principal amount of $3.6 million dated December 23, 2002 (filed as Exhibit 10.3 to Form 8-K filed by the Company on January 6, 2003).

     10.5 First Amended and Restated Revolving Credit Note in favor of FirsTrust Bank, NA in the principal amount of $2.4 million dated December 23, 2002 (filed as Exhibit 10.4 to Form 8-K filed by the Company on January 6, 2003).

     99.1 Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.3 Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     99.4 Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

IMAGEMAX, INC.

BY: MARK P. GLASSMAN                                              May 15, 2003
-----------------------
Mark P. Glassman
Chief Executive Officer

BY: DAVID B. WALLS                                                May 15, 2003
-----------------------
David B. Walls
Chief Financial Officer, Treasurer and Secretary

                                  EXHIBIT INDEX

     10.3 First Amendment to the Amended and Restated Credit Agreement dated December 23, 2002 by and among ImageMax, Inc., ImageMax of Delaware, Inc., Commerce Bank, NA, as agent and lender, and FirsTrust Bank, as lender (filed as Exhibit 10.1 to Form 8-K filed by the Company on January 6, 2003).

     10.4 First Amended and Restated Revolving Credit Note in favor of Commerce Bank, NA in the principal amount of $3.6 million dated December 23, 2002 (filed as Exhibit 10.3 to Form 8-K filed by the Company on January 6, 2003).

     10.5 First Amended and Restated Revolving Credit Note in favor of FirsTrust Bank, NA in the principal amount of $2.4 million dated December 23, 2002 (filed as Exhibit 10.4 to Form 8-K filed by the Company on January 6, 2003).

     99.1 Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.3 Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     99.4 Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.