Form 10-Q
period 2003-06-30
IMAGEMAX INC
filed 2003-08-14
CIK 1046032

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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


         455 Pennsylvania Avenue, Suite 200
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

                                    Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 14, 2003:

           Common Stock, no par value                           7,719,073
           --------------------------                        ----------------
                     Class                                   Number of Shares

================================================================================

                                 IMAGEMAX, INC.

                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                                                   Page
         Item 1 - Condensed Consolidated Financial Statements (Unaudited)

                  Consolidated Statements of Operations......................................       1

                  Consolidated Balance Sheets................................................       2

                  Consolidated Statements of Cash Flows......................................       3

                  Notes to Consolidated Financial Statements.................................       4

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................................       9

         Item 3 - Quantitative and Qualitative Disclosures
                  about Market Risk..........................................................      14

         Item 4 - Controls and Procedures....................................................      14

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings..........................................................      15

         Item 5 - Other Information .........................................................      15

         Item 6 - Exhibits and Reports on Form 8-K...........................................      15

SIGNATURES...................................................................................      16

                          IMAGEMAX, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands except per share amounts)

                                                          Three Months                        Six Months
                                                          Ended June 30,                     Ended June 30,
                                                      ---------------------              ----------------------
                                                      2003             2002              2003              2002
                                                      ----             ----              ----              ----
Revenues:
  Services.....................................       $  8,663      $      9,347     $     18,469      $     18,218
  Products.....................................          1,230             1,672            2,557             3,139
                                                      --------      ------------       ----------      ------------

                                                         9,893            11,019           21,026            21,357
                                                      --------      ------------      -----------      ------------

Cost of revenues:
  Services.....................................          5,213             5,481           11,494            10,612
  Products.....................................            841               995            1,747             1,919
  Depreciation.................................            271               317              543               639
                                                      --------      ------------    -------------      ------------

                                                         6,325             6,793           13,784            13,170
                                                      --------      ------------      -----------      ------------

     Gross profit..............................          3,568             4,226            7,242             8,187
Selling and administrative expenses............          3,609             3,695            7,226             7,228
Amortization of intangibles....................            149               113              272               208
                                                      --------      ------------       ----------      ------------

     Operating income (loss)...................           (190)              418             (256)              751
Interest expense...............................            324               301              642               596
                                                      --------      ------------    -------------      ------------

Income (loss) before cumulative
  effect of accounting change                             (514)              117             (898)              155

Cumulative effect of accounting change                       -                 -                -           (15,084)
                                                      --------      ------------     ------------      ------------



Net income (loss)                                     $   (514)     $        117     $       (898)         $(14,929)
                                                      ========      ============     ============      ============

Basic and diluted net income (loss)
  per share before cumulative effect
  of accounting change.........................       $  (0.07)     $       0.02     $      (0.13)         $   0.02

Cumulative effect of accounting change                       -                 -                -             (2.22)
                                                      --------      ------------     ------------      ------------

Basic and diluted net income (loss) per share .       $  (0.07)     $       0.02     $      (0.13)     $      (2.20)
                                                      ========      ============     ============      ============

Shares used in computing basic and
  diluted net income (loss) per share..........          6,922             6,793            6,897             6,793
                                                      ========      ============     ============      ============







                             See accompanying notes.
                                        1

                           CONSOLIDATED BALANCE SHEETS
                 (Unaudited, in thousands except share amounts)

                                                                                         June 30,             December 31,
                                                                                           2003                  2002
                                                                                           ----                  ----

                                     ASSETS

Current assets:
   Cash and cash equivalents.......................................................       $   259               $   878
   Accounts receivable, net of allowance for doubtful
       accounts of $ 255 and $ 275 and as of June 30, 2003 and
       December 31, 2002, respectively.............................................         6,995                 8,983
   Inventories.....................................................................         1,200                 1,165
   Prepaid expenses and other......................................................         1,317                 1,086
                                                                                         --------               -------

       Total current assets........................................................         9,771                12,112

Property, plant and equipment, net.................................................         3,185                 3,143
Intangibles, primarily goodwill, net...............................................        19,914                19,974
Other assets.......................................................................           622                   625
                                                                                         --------               -------

       Total assets................................................................      $ 33,492               $35,854
                                                                                         ========               =======

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt and current portion of long-term debt...........................      $  5,795               $   802
   Subordinated convertible debt, net of discount of $87...........................         7,054                    --
   Accounts payable................................................................         4,542                 4,867
   Accrued expenses................................................................         1,802                 2,623
   Deferred revenue................................................................         1,334                 1,279
                                                                                         --------               -------

       Total current liabilities...................................................        20,527                 9,571

Long-term debt.....................................................................         1,076                 6,784


Subordinated convertible debt, net of discount of $ 156............................            --                 6,678

Shareholders' equity:
   Preferred stock, no par value, 10,000,000 shares
       authorized, none issued.....................................................            --                    --
   Common stock, no par value, 40,000,000 shares authorized,
       7,719,073 shares issued and outstanding
       at June 30, 2003 and December 31, 2002......................................        53,619                53,567
Restricted common stock............................................................          (154)                  (68)
Accumulated deficit................................................................       (41,576)              (40,678)
                                                                                         --------               -------

       Total shareholders' equity..................................................        11,889                12,821
                                                                                         --------               -------

       Total liabilities and shareholders' equity..................................      $ 33,492               $35,854
                                                                                         ========               =======




                             See accompanying notes.
                                        2

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                                   Six Months
                                                                                                 Ended June 30,
                                                                                                 -------------
                                                                                           2003                  2002
Cash flows from operating activities:
         Net loss..................................................................      $   (898)            $ (14,929)
         Adjustments to reconcile net loss to net cash
                  provided by operating activities -
                  Cumulative effect of accounting change...........................             -                15,084
                  Compensation expense - restricted common stock...................            28                     -
                  Depreciation and amortization....................................           576                   705
                  Amortization of deferred financing costs.........................           240                   142
                  Accrued interest on subordinated debt............................           307                   270
                  Amortization of imputed interest.................................            69                    70
                  Changes in operating assets and liabilities -
                           Accounts receivable, net................................         1,988                  (217)
                           Inventories.............................................           (35)                   68
                           Prepaid expenses and other..............................          (231)                 (350)
                           Other assets............................................          (248)                 (303)
                           Accounts payable........................................          (325)                  553
                           Accrued expenses........................................          (883)                 (184)
                           Deferred revenue........................................            55                    95
                                                                                         --------             ---------

                                    Net cash provided by operating activities......           643                 1,004
                                                                                         --------             ---------

Cash flows from investing activities:
         Purchases of property and equipment.......................................          (446)                 (153)
                                                                                         --------             ---------

                                    Net cash used in investing activities..........          (446)                 (153)
                                                                                         --------             ---------
Cash flows from financing activities:
         Principal payments on debt and capital lease obligations..................          (771)               (1,018)
         Net borrowings (payments) under line of credit............................           (45)                  540
         Payment of deferred financing costs.......................................             -                  (110)
                                                                                         --------             ---------

                                    Net cash used in financing activities..........          (816)                 (588)
                                                                                         --------             ---------

Net increase (decrease) in cash and cash equivalents...............................          (619)                  263
Cash and cash equivalents, beginning of period.....................................           878                    84
                                                                                         --------             ---------

Cash and cash equivalents, end of period...........................................      $    259             $     347
                                                                                         ========             =========

Supplemental disclosures of cash flow information:
Cash paid for:
                  Interest:........................................................      $    264             $     325
                                                                                         ========             =========




                             See accompanying notes.
                                        3

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

The accompanying unaudited condensed consolidated financial statements include the accounts of ImageMax and its subsidiary (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation. The consolidated balance sheet as of December 31, 2002 has been derived from the Company's consolidated financial statements that have been audited by the Company's independent auditors.

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting pursuant to rules and regulations of the Securities and Exchange Commission ("SEC") in accordance with the requirements of Form 10-Q. Accordingly, unaudited interim financial statements such as those in this report allow certain information and footnotes required by accounting principles generally accepted in the United States for year end financial statements to be excluded. The Company believes all adjustments necessary for a fair presentation of these interim financial statements have been included and are of a normal and recurring nature except for the goodwill impairment charge taken under SFAS 142. Interim results are not necessarily indicative of results for a full year. These interim financial statements should be read in conjunction with the Company's pro forma and historical financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2002.

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

The accompanying consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue in its existence. The Company incurred a net loss in both the first and second quarter of 2003, and in the first and second quarters of 2003 failed to meet a required financial covenant under the Revolving Credit Line (the "Revolver," which matures on January 15,
2004) and was therefore in default with respect to the Revolver and its subordinated debt agreements, which mature on February 15, 2004. Further, at June 30, 2003, the Company was in default with respect to the Revolver and its subordinated debt agreements due to an over-advance position on the Revolver by $886,000, resulting from a reduction in its eligible accounts receivable, as defined in the credit agreement, as amended. The combination of these factors indicate significant uncertainty about the Company' ability to continue as a going concern. The Company is in discussions with the senior lenders regarding a definitive forbearance agreement through September 30, 2003, in which the senior lenders would forbear from exercising the rights and remedies available to them as a result of the defaults. The rights and remedies available to the senior lenders include acceleration of the Revolver balance to be due and payable. Additionally, the Company is seeking a waiver from the subordinated debt holders.

Management continues to monitor its sales activity and implement certain short-term cost-deferral and cost reduction measures as necessary. Management believes that the Company will be successful in implementing these actions and obtaining any necessary forbearance agreements from its senior lenders and therefore have the ability to continue as a going concern through 2003. In

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

addition, the Company has retained an investment-banking firm to act as its exclusive financial advisor to assist the Board of Directors and management in the exploration of strategic alternatives available to the Company. In the event the Company is unable to negotiate any necessary forbearance agreements and/or obtain waivers of any covenant violations from its senior lenders or subordinated debt holders currently or in the future, or to be successful in its efforts to seek strategic alternatives that result in either the sale of the Company or a refinancing of the senior and subordinated debt, the Company may not have the ability to continue as a going concern.

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

Options were not granted in the six months ending June 30, 2003 and the quarter ended December 31, 2002. The following pro forma results would have been reported had compensation cost been recorded for the fair value of the options granted:

                                                     Three Months Ended June 30         Six Months Ended June 30
                                                     --------------------------         ------------------------
                                                         2003             2002             2003            2002
Net loss as reported                                 $ (514,000)       $ 117,000       $ (898,000)   $ (14,929,000)
Pro forma net loss                                     (529,000)          84,000         (928,000)     (14,993,000)
Basic and diluted loss per share, as reported              (.07)             .02             (.13)           (2.20)
Pro forma basic and diluted loss per share                 (.07)             .02             (.13)           (2.21)

3. RECLASSIFICATIONS:

Prior year amounts have been reclassified to conform to the current year presentation.

4.  GOODWILL AND INTANGIBLE ASSETS:

The Company performs its annual impairment test in the fourth quarter of each year. The Company does not believe there is any further impairment through June 30, 2003. However, there can be no assurances that there will not be an impairment of goodwill when the Company performs its annual impairment test or that there will not be a impairment of goodwill should the Company proceed with strategic alternatives that result in either the sale of the Company or a refinancing of the senior and subordinated debt.

Upon adoption of SFAS 142 during the six months ended June 30, 2002, the Company completed its calculation of the implied fair value of goodwill and recorded a non-cash charge of approximately $1.5 million to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations as of January 1, 2002.

5. LONG-TERM DEBT:

As of June 30, 2003, the Company made the final payment of $365,000 on its Term Loan but was in default with respect to the Revolver and its subordinated debt agreements due to an over-advance position on the Revolver by $886,000, resulting from a reduction in its eligible accounts receivable, as defined in the credit agreement, as amended. Further, as of June 30, 2003, the Company failed to meet a required financial covenant under the Revolver and was therefore in default with respect to the Revolver and its subordinated debt agreements. The Company is in discussions with the senior lenders regarding a definitive forbearance agreement through September 30, 2003, in which the senior lenders would forbear from exercising the rights and remedies available to them as a result of the defaults. The rights and remedies available to the senior lenders include acceleration of the Revolver balance to be due and payable. Additionally, the Company is seeking a waiver from the subordinated debt holders. The over-advance balance was approximately $428,000 as of July 31, 2003, a reduction of approximately $458,000, which was primarily due to an increase in eligible accounts receivable, as defined, and payments to the senior lenders.

On April 11, 2003 the Company completed the Second Amendment to the Amended and Restated Credit Agreement with the Lenders that extended the maturity date of the Revolver to January 15, 2004. Borrowing availability is based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. As of June 30, 2003, approximately $5.7 million was outstanding on the Revolver.

The Credit Facility restricts the payment of dividends and is secured by substantially all assets of the Company and requires maintenance of various financial and restrictive covenants, including a minimum level of quarterly

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

EBITDA of $ 746,000 (commencing with the first quarter of 2003), total liabilities not exceeding fifty percent (50%) of net worth (as defined in the Credit Agreement), and no interest payment on the subordinated convertible notes issued to the Investors (as defined below) until February 15, 2004.

The Company incurred $ 40,000 in loan fees associated with the Second Amendment payable over the second and third quarters of 2003, which are being amortized over the remaining loan term. The Company paid the first installment of $ 20,000 in April 2003.

The Company paid $ 5,000 for the First Amendment on January 2003.

The Company paid $ 112,000 in bank fees in 2002 (payment was made over the second and third quarters) related to the Credit Agreement dated June 13, 2002, which are being amortized over the loan term.

In connection with the Credit Facility, the Company entered into an interest rate cap agreement that matured on June 13, 2003, with a total notional amount of $2,000,000. The Company paid the counterparty a premium of $7,500 on June 12, 2002, and was to receive monthly an amount equal to the product of the amount by which the Prime Rate (4.0% at June 30, 2003) exceeded the Cap Rate (6.5%) multiplied by the notional amount. The premium was amortized over a one-year period. The Prime Rate did not exceed the Cap Rate and the Company did not receive any payments under this agreement.

In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to a Company-owned property that houses a production facility. The Company received $869,000 in proceeds, net of closing costs, from the transaction. In July 1999, the $869,000 was applied to the balance of the Credit Facility. Interest on the mortgage is at the greater of 8.50% or the U.S. Treasury rate plus 375 basis points (9.01% at June 30, 2003). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $ 7,600.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

7. INCOME TAXES:

At June 30, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $ 13.6 million expiring in 2016 through 2022. The net operating loss carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses for financial and income tax reporting purposes, as well as, the nondeductibility of the loss on the sale of business units and goodwill amortization. The timing and manner in which the company will utilize the net operating loss carryforwards in any year, or in total, may be limited by the provision of the Internal Revenue Service Code. Such limitation may have an impact on the ultimate realization and timing of these net operating loss carryforwards.

At June 30, 2003, a valuation allowance offset the Company's tax benefit based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

8. EARNINGS PER SHARE:

The Company has presented net loss per share pursuant to SFAS No. 128, "Earning Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share ("Basic EPS") is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share ("Diluted EPS") is computed by dividing net loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the six months and three months ended June 30, 2003 and 2002, common stock equivalents are considered anti-dilutive and are not included because of the Company's net loss position, option exercise prices and debt conversion prices exceed the average market price for the period and as such, Basic EPS and Diluted EPS are the same.

9. RESTRICTED COMMON STOCK:

Under the Company's 1997 Incentive Plan, in an effort to retain qualified management, Directors and employees, the Company has cancelled 606,000 stock options that far exceed prevailing market values and issued 925,750 shares of restricted common stock. The following common stock issues were made in the fourth quarter of 2002 and second quarter of 2003:

Date                                      Shares                     Value
Issued:                                   Issued:                    per Share:

October 22, 2002                          463,500                    $ 0.14
December 30, 2002                          54,250                    $ 0.21
April 17, 2003                            408,000                    $ 0.28
                                          -------
                                          925,750
                                          =======

The Common stock issued is restricted from sale on the open market for a period of two years. Compensation expense in the amount of $ 191,000 will be recognized over the two-year vesting period.

10. NEW ACCOUNTING STANDARDS

Effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement superseded Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Terminal Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under SFAS No. 146, an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. Severance pay would be recognized over time rather than at the plan commitment date if the benefit arrangement requires employees to render future service beyond a "minimum retention period." The provisions of SFAS No. 146 are effective for exit or

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

disposal activities that are initiated after December 31, 2002. SFAS No. 146 only applies to prospective activities, and it had no impact on the Company's financial position or results of operations for the three and six months ended June 30, 2003.

In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FASB Interpretation No. 46"), was issued. It clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk. FASB Interpretation No. 46 became effective on January 31, 2003 for entities acquired after such date. The effective date for entities acquired on or before January 31, 2003 is July 1, 2003. The Company has not completed its evaluation of FASB Interpretation No. 46 and, therefore, is unable to estimate the impact, if any, on its condensed consolidated financial statements at this time.

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

Critical Accounting Policies

The following discussion and disclosures included elsewhere in this Report are based upon the unaudited condensed consolidated financial statements, which have been prepared in accordance with the requirements of Form 10-Q and accounting principles generally accepted in the United States for interim financial reporting. The preparation of these financial statements requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. The Company continually evaluates the estimates used, including those related to the allowance for doubtful accounts, impairments of tangible and intangible assets, income taxes, and contingencies. The Company has based its estimates on historical experience, current conditions and various other assumptions that the Company believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. The Company uses these estimates to assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies involve more significant judgments and estimates used in the preparation of the consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue in its existence.

Revenue Recognition

The Company recognizes media conversion services revenue on services in process, such as scanning projects, as units are completed under the proportional performance method, subject to consideration of guidance in SAB No. 101. Revenue generated from software sales fall under the guidance of SOP 97-2. Hardware and other equipment revenue is recognized FOB shipping point.

Accounting for Acquisitions

The Company was founded in November 1996 and on December 4, 1997 completed its initial public offering the "Offering". Concurrent with the Offering, the Company began material operations with the acquisition of 14 document management service companies and in the first eight months of 1998 acquired an additional 13 document management service companies.

Upon adoption of SFAS 142 during the six months ended June 30, 2002, the Company completed its calculation of the implied fair value of goodwill and recorded a non-cash charge of approximately $1.5 million to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations as of January 1, 2002.

The Company performs its annual impairment test in the fourth quarter of each year. The Company does not believe there is any further impairment through June 30, 2003. However, there can be no assurances that there will not be an impairment of goodwill further impairment through June 30, 2003. However, there can be no assurances that there will not be an impairment of goodwill when the Company performs its annual impairment test or that there will not be a impairment of goodwill should the Company proceed with strategic alternatives that result in either the sale of the Company or a refinancing of the senior and subordinated debt.

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Overview: For the three months ended June 30, 2003, net loss amounted to $0.5 million or $0.07 per basic and diluted share compared to net income of $0.1 million or $0.02 per basic and diluted share for the three months ended June 30, 2002. Although the trend towards service based revenues and decline in analog equipment and related supplies revenues continued, the overall mix of services revenue changed significantly, due primarily to the Digiscribe litigation disclosed in the Company's Form 10-Q filing dated May 15, 2003 and volatility related to litigation projects utilizing electronic data discovery. Conversion services revenue represented 65.4% and 53.5% and services related to electronic data discovery, data entry, and litigation coding collectively represented 8.4% and 18.6% for the three months ended June 30, 2003 and 2002, respectively. In addition, the Company believes that sluggish sales activities related to software and related services, coupled with delayed buying decisions, were indicative of the prolonged effects of the national economy and war in Iraq and further impacted overall results in the quarter.

Revenues: For the three months ended June 30, 2003, total revenues decreased $1.1 million, or 10.2% as compared to the corresponding period in 2002. For the three months ended June 30, 2003, services revenue and products revenue, respectively, comprised 87.6% and 12.4% of total revenues, as compared to 84.8% and 15.2% in the corresponding period in 2002.

Services revenue decreased 7.3% or $0.7 million primarily due to declines in data entry and litigation coding ($0.6 million) and electronic data discovery ($0.6 million), partially offset by an increase in conversion services ($0.6 million). The decrease in data entry and litigation coding revenue is primarily attributed to the loss of former customers that were part of the Digiscribe litigation disclosed in the Company's Form 10-Q filing dated May 15, 2003. The decrease in electronic data discovery services is primarily attributed to volatility due to the effects of timing (arising from the nature and scope of litigation) and the generally wide range of potential outcomes that can arise from legal projects. The increase in conversion services revenue is primarily attributed to volume related to several scanning projects.

Products revenue decreased 26.4% or $0.4 million as a result of lower analog equipment and related supplies sales and lower third party software revenues. These declines were primarily attributable to volume and the Company believes that results related to software, coupled with delayed buying decisions, were indicative of the prolonged effects of the national economy and war in Iraq. Results related to equipment and supplies revenues are consistent with recent trends as the Company focuses its efforts on service based revenues.

Gross Profit: For the three months ended June 30, 2003, gross profit decreased by $0.7 million, or 15.6%. Gross profit percentage decreased from 38.4% to 36.1% in 2003 versus the same corresponding quarter in 2002.

Gross profit declined $0.4 million on services revenue primarily due to lower pricing and volume on electronic data discovery services and the decrease in data entry and litigation coding noted above, partially offset by higher conversion services volume that improved production capacity utilization in several locations.

Gross profit declined $0.3 million on products revenue due primarily to volume declines noted above.

Selling and Administrative Expenses: For the three months ended June 30, 2003, selling and administrative expenses decreased by $86,000, or by 2.3% as compared to the corresponding period in 2002, due primarily to a benefit of $0.1 million related to the settlement of the Digiscribe litigation.

Interest Expense: Interest expense remained constant as the company maintained relatively consistent debt levels at June 30, 2003 versus June 30, 2002.

Results of Operations

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Overview: For the six months ended June 30, 2003, net loss amounted to $0.9 million or $0.13 per basic and diluted share compared to a net loss of $14.9 million or $2.20 per basic and diluted share for the six months ended June 30, 2002. Overall results for the first half of 2003 were down despite a 1% increase in total services revenue, including a 5% increase in conversion service revenues versus the six months ended June 30, 2002, due in part to the Digiscribe litigation disclosed in the Company's Form 10-Q filing dated

May 15, 2003. Conversion services revenues represented 60.6% and 56.6% for the six months ended June 30, 2003 and 2002, respectively. In addition, the Company believes that sluggish sales activities related to software and related services, coupled with delayed buying decisions, were indicative of the prolonged effects of the national economy and war in Iraq and further impacted overall results in the first half.

Revenues: For the six months ended June 30, 2003, total revenues decreased $0.3 million or 1.5% as compared to the corresponding period in 2002. For the six months ended June 30, 2003, services revenue and products revenue, respectively, comprised 87.8% and 12.2% of total revenues, as compared to 85.3% and 14.7% in the corresponding period in 2002.

Services revenue increased 1.4% or $0.3 million due primarily to increases in litigation projects utilizing electronic data discovery services ($1.0 million) and digital conversion services as a result of higher volume, notably in southern California, a facility opened in the fourth quarter of 2002 ($0.4 million). These increases were substantially offset by a decrease in data entry and litigation coding services ($1.2 million) related to the loss of former customers that were part of the Digiscribe litigation disclosed in the Company's Form 10-Q filing dated May 15, 2003.

Products revenue decreased 18.5% or $0.6 million as a result of lower analog equipment and related supplies sales and lower third party software revenues. These declines were primarily attributable to volume and the Company believes that results related to software, coupled with delayed buying decisions, were indicative of the prolonged effects of the national economy and war in Iraq. Results related to equipment and supplies revenues are consistent with recent trends as the Company focuses its efforts on service based revenues.

Gross Profit: For the six months ended June 30, 2003, gross profit decreased by $0.9 million, or 11.5%. Gross profit percentage decreased from 38.3% to 34.4% in 2003 versus the same corresponding period in 2002.

Gross profit declined $0.5 million on services revenue primarily due to: lower margins on projects utilizing electronic data discovery services resulting from lower prices accorded to large volume customers; the decline in data entry and litigation coding services noted above; and the impact of severe weather on operations in the Mid-Atlantic and Northeast during the first quarter of 2003. These effects were partially offset by an increase in gross profit related to conversion services in the second quarter of 2003 as a result of higher volume and production capacity utilization.

Gross profit declined $0.4 million on products revenue due primarily to volume declines noted above.

Selling and Administrative Expenses: For the six months ended June 30, 2003, selling and administrative expenses were flat as compared to the corresponding period in 2002. Administrative expenses included a benefit of $0.1 million related to the settlement of the Digiscribe litigation in the second quarter of 2003, which was more than offset by expenses incurred in the first quarter of 2003 related to the move of operations to more cost effective facilities within the Boston, Detroit and Philadelphia markets.

Interest Expense: Interest expense remained constant as the company maintained relatively consistent debt levels at June 30, 2003 versus June 30, 2002.

Liquidity and Capital Resources

The Company incurred a net loss in both the first and second quarter of 2003, and in the first and second quarters of 2003 failed to meet a required financial covenant under the Revolving Credit Line (the "Revolver", which matures on January 15, 2004) and was therefore in default with respect to the Revolver and its subordinated debt agreements, which mature on February 15, 2004. Further, at June 30, 2003, the Company was in default with respect to the Revolver and its subordinated debt agreements due to an over-advance position on the Revolver by $886,000, resulting from a reduction in its eligible accounts receivable, as defined in the credit agreement, as amended. The combination of these factors indicate significant uncertainty about the Company' ability to continue as a going concern. The Company is in discussions with the senior lenders regarding a definitive forbearance agreement through September 30, 2003, in which the senior lenders would forbear from exercising the rights and remedies available to them as a result of the defaults. The rights and remedies available to the senior lenders include acceleration of the Revolver balance to be due and payable. Additionally, the Company is seeking a waiver from the subordinated debt holders.

Management continues to monitor its sales activity and implement certain short-term cost-deferral and cost reduction measures as necessary. Management believes that the Company will be successful in implementing these actions and therefore have the ability to continue as a going concern through 2003. In addition, the Company has retained an investment-banking firm to act as its exclusive financial advisor to assist the Board of Directors and management in the exploration of strategic alternatives available to the Company. In the event the Company is unable to negotiate any necessary forbearance agreements and/or obtain waivers of any covenant violations from its senior lenders or subordinated debt holders currently or in the future, or to be successful in its efforts to seek strategic alternatives that result in either the sale of the Company or a refinancing of the senior and subordinated debt, the Company may not have the ability to continue as a going concern.

As of June 30, 2003, the Company had cash and cash equivalents of $ 0.3 million and a working capital deficit of $ 10.8 million. The working capital deficit includes the outstanding balance of the Revolver of $ 5.7 million and subordinated convertible debt of $ 7.1 million, which are due January 15, 2004 and February 15, 2004, respectively. As of December 31, 2002 the Company had cash and cash equivalents of $ 0.9 million and working capital of $ 2.5 million. In addition, the Company made $ 0.8 million in principle payments on the Term Loan for the six months ended June 30, 2003. For the six months ended June 20, 2003 net cash provided by operating activities amounted to $ 0.6 million; net cash used in investing activities amounted to $ 0.4 million; and net cash used in financing activities amounted to $ 0.8 million.

Net cash provided by operating activities primarily represents net loss before depreciation and amortization. For the six months ended June 30, 2003, increases in deferred revenue for advance customer deposits and increased cash collections on accounts receivable were offset by inventory purchases to meet future production needs, increases in prepaid assets and deposits for upcoming projects, decreases in accrued expenses due to payment of 2002 sales commissions and other operating expenses, and decreases in accounts payable.

Net cash used in investing activities represents the Company's investments in equipment and information technology for new and existing production facilities. For the six months ended June 30, 2003, the Company made capital expenditures of $ 0.4 million.

Net cash used in financing activities primarily represents the $ 0.8 million of payments under the Term Loan and $ 45,000 of net payments on the Revolver.

The Company continues to selectively invest in equipment and technology to meet the needs of its operations and to improve its operating efficiency. The Company believes that its operating cash flow will be sufficient to finance operating requirements through 2003.

Management Plans

The Company has retained the investment-banking firm of Janney Montgomery Scott, LLC ("Janney") to act as its exclusive financial advisor to assist management and the Board of Directors in the exploration of strategic alternatives available to the Company.

For the third quarter of 2003 the Company expects total revenue to increase versus the second quarter of 2003 and additionally anticipates that the overall mix of revenue, with continuing emphasis on conversion services, and productivity will generate a consistent gross profit percentage. In addition, the Company has implemented certain cost-deferral and cost-reduction actions that are expected to provide cash savings in the third quarter.

In connection with definitive forbearance agreement discussions and at the senior lenders' request, the Company has begun a schedule of weekly payments to the senior lenders through September 30, 2003 that totals $350,000 ($140,000 has been paid as of August 13, 2003) and expects to make a final payment on September 30, 2003 sufficient to eliminate the over-advance position. In an effort to enhance the senior lenders' collateral position, the Company will purchase credit insurance on a portion of its trade accounts receivable. In exchange for the Company purchasing credit insurance the senior lenders have proposed increasing the borrowing availability on the Company's insured trade accounts receivable balances.

Credit Facility (The following disclosure is consistent with Note 5 to the Consolidated Financial Statements)

As of June 30, 2003, the Company made the final payment of $365,000 on its Term Loan but was in default with respect to the Revolver and its subordinated debt agreements due to an over-advance position on the Revolver by $886,000, resulting from a reduction in its eligible accounts receivable, as defined in the credit agreement, as amended. Further, as of June 30, 2003, the Company failed to meet a required financial covenant under the Revolver and was therefore in default with respect to the Revolver and its subordinated debt agreements. The Company is in discussions with the senior lenders regarding a definitive forbearance agreement through September 30, 2003, in which the senior lenders would forbear from exercising the rights and remedies available to them as a result of the defaults. The rights and remedies available to the senior lenders include acceleration of the Revolver balance to be due and payable. Additionally, the Company is seeking a waiver from the subordinated debt holders. The over-advance balance was approximately $428,000 as of July 31, 2003, a reduction of approximately $458,000, which was primarily due to an increase in eligible accounts receivable, as defined, and payments to the senior lenders.

On April 11, 2003 the Company completed the Second Amendment to the Amended and

Restated Credit Agreement with the Lenders that extended the maturity date of the Revolver to January 15, 2004. Borrowing availability is based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. As of June 30, 2003, approximately $5.7 million was outstanding on the Revolver.

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

The Company incurred $40,000 in loan fees associated with the Second Amendment payable over the second and third quarters of 2003, which are being amortized over the remaining loan term. The Company paid $ 20,000 in April 2003 for the first installment for the Second Amendment in 2002. The Company paid $5,000 for the First Amendment on January 2003. The Company paid $112,000 in bank fees in 2002 (payment was made over the second and third quarters) related to the Credit Agreement dated June 13, 2002, which are being amortized over the loan term.

In connection with the Credit Facility, the Company entered into an interest rate cap agreement that matured on June 13, 2003, with a total notional amount of $2,000,000. The Company paid the counterparty a premium of $7,500 on June 12, 2002, and was to receive monthly an amount equal to the product of the amount by which the Prime Rate (4.0% at June 30, 2003) exceeded the Cap Rate (6.5%) multiplied by the notional amount. The premium was amortized over a one-year period. The Prime Rate did not exceed the Cap Rate and the Company did not receive any payments under this agreement.

In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to a Company-owned property that houses a production facility. The Company received $869,000 in proceeds, net of closing costs, from the transaction. In July 1999, the $869,000 was applied to the balance of the Credit Facility. Interest on the mortgage is at the greater of 8.50% or the U.S. Treasury rate plus 375 basis points (9.01% at June 30, 2003). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $7,600.

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

New Accounting Standards

Effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement superseded Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Terminal Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under SFAS No. 146, an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. Severance pay would be recognized over time rather than at the plan commitment date if the benefit arrangement requires employees to render future service beyond a "minimum retention period." The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 only applies to prospective activities, and it had no impact on the Company's financial position or results of operations for the three and six months ended June 30, 2003.

In January 2003, FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FASB Interpretation No. 46"), was issued. It clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which the equity investors do not have a controlling financial interest or do not have sufficient equity at risk. FASB Interpretation No. 46 became effective on January 31, 2003 for entities acquired after such date. The effective date for entities acquired on or before January 31, 2003 is July 1, 2003. The Company has not completed its evaluation of FASB Interpretation No. 46 and, therefore, is unable to estimate the impact, if any, on its condensed consolidated financial statements at this time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. The Company has variable-rate debt representing 47% of its total long-term debt at June 30, 2003. If interest rates average 25 basis points more in 2003 than they did during 2002, the Company's interest expense would increase approximately $ 8,199 on an annual basis (interest expense for 2002 was $1.2 million). As of August 14, 2003, the prime rate and the Company's interest rates on variable-rate debt have not changed. The Company has limited its interest rate risk by entering into an interest rate cap agreement. The agreement, which matured on June 13, 2003, was for a total notional amount of $2,000,000. In connection with this agreement the Company paid the counterparty a premium of $7,500 on June 13, 2002, and was to receive monthly an amount equal to the product of the amount by which the Prime Rate (4.25% at June 30, 2003) exceeded the Cap Rate (6.5%) multiplied by the notional amount. The Prime Rate did not exceed the Cap Rate and the Company did not receive any payments under this agreement.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, of CFO, of the effectiveness of the Company's disclosure controls and procedures, (as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of June 30, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

         (b) There were no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION


ITEM 1.  Legal Proceedings

As previously disclosed in the Company's March 31, 2003 Form 10-Q filed on May 15, 2003, the Company reached a final settlement with Digiscribe International, Inc. on May 2, 2003.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits and Reports on Form 8-K.

     a. Exhibits.

     31.1 Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Mark P. Glassman, Chief Executive Officer (filed herewith).

     31.2 Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by David
              B. Walls, Chief Financial Officer (filed herewith).

     32.1 Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Mark P. Glassman, Chief Executive Officer (filed herewith).

     32.2 Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David
              B. Walls, Chief Financial Officer (filed herewith).

     b. Reports on Form 8-K:

     The Company filed a Form 8-K on May 16, 2003 reporting the Press Release dated May 15, 2003 which disclosed the preliminary financial results of the Company for the fiscal quarter ended March 31, 2003.

     The Company filed a Form 8-K on August 1, 2003 reporting the Press Release dated August 1, 2003 which disclosed the preliminary financial results of the Company for the fiscal quarter ended June 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEMAX, INC.

BY: MARK P. GLASSMAN                                        August 14, 2003
    --------------------                                    ---------------
Mark P. Glassman
Chief Executive Officer

BY: DAVID B. WALLS                                          August 14, 2003
    ------------------                                      ---------------
David B. Walls
Chief Financial Officer, Treasurer and Secretary

                                  EXHIBIT INDEX

31.1     Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002 signed by Mark P. Glassman, Chief Executive Officer (filed herewith).

31.2     Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002 signed by David B. Walls, Chief Financial Officer (filed herewith).

32.1     Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 signed by Mark P. Glassman, Chief Executive Officer (filed herewith).

32.2     Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 signed by David B. Walls, Chief Financial Officer (filed herewith).