Form 10-Q
period 2003-09-30
IMAGEMAX INC
filed 2003-11-14
CIK 1046032

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended September 30, 2003

                                       OR

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ to _________

                         Commission File Number 0-23077

                             ----------------------

                                 IMAGEMAX, INC.
             (Exact name of Registrant as specified in its charter)


           Pennsylvania                                   23-2865585
-------------------------------------                  -------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)


455 Pennsylvania Avenue, Suite 200
  Fort Washington, Pennsylvania                            19034
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

                                 (215) 628-3600
                       ---------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 14, 2003:

  Common Stock, no par value                             7,505,087
--------------------------------                      -----------------
            Class                                     Number of Shares

================================================================================

                                 IMAGEMAX, INC.

                               INDEX TO FORM 10-Q



PART I - FINANCIAL INFORMATION                                             Page

         Item 1 - Condensed Consolidated Financial Statements (Unaudited)

                  Consolidated Statements of Operations..................    1

                  Consolidated Balance Sheets............................    2

                  Consolidated Statements of Cash Flows..................    3

                  Notes to Consolidated Financial Statements.............    4

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................    9

         Item 3 - Quantitative and Qualitative Disclosures
                  about Market Risk......................................   14

         Item 4 - Controls and Procedures................................   14

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings......................................   15

         Item 5  - Other Information ....................................   15

         Item 6 - Exhibits and Reports on Form 8-K.......................   15

SIGNATURES...............................................................   16

                          IMAGEMAX, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands except per share amounts)



                                                     Three Months            Nine Months
                                                  Ended September 30,     Ended September 30,
                                                  --------------------   --------------------
                                                    2003        2002       2003        2002
                                                  --------    --------   --------    --------

Revenues:
  Services ....................................   $  8,626    $  9,108   $ 27,094    $ 27,326
  Products ....................................        978       1,636      3,536       4,774
                                                  --------    --------   --------    --------

                                                     9,604      10,744     30,630      32,100
                                                  --------    --------   --------    --------

Cost of revenues:
  Services ....................................      5,232       5,536     16,725      16,145
  Products ....................................        650       1,008      2,397       2,927
  Depreciation ................................        281         292        825         931
                                                  --------    --------   --------    --------

                                                     6,163       6,836     19,947      20,003
                                                  --------    --------   --------    --------

Gross profit ..................................      3,441       3,908     10,683      12,097
Selling and administrative expenses ...........      3,523       3,430     10,749      10,660
Amortization ..................................        135         152        408         360
Goodwill impairment charge ....................     11,362        --       11,362        --
                                                  --------    --------   --------    --------


Operating income (loss) .......................    (11,579)        326    (11,836)      1,077
Interest expense ..............................        330         310        972         906
                                                  --------    --------   --------    --------

Income (loss) before cumulative
  effect of accounting change .................    (11,909)         16    (12,808)        171


Cumulative effect of accounting change ........       --          --         --       (15,084)
                                                  --------    --------   --------    --------

Net income (loss) .............................   $(11,909)   $     16   $(12,808)   $(14,913)
                                                  ========    ========   ========    ========

Basic and diluted net income (loss)
  per share before cumulative effect
  of accounting change ........................   $  (1.72)   $   0.00   $  (1.85)   $   0.03

Cumulative effect of accounting change ........       --          --         --         (2.22)
                                                              --------   --------    --------

Basic and diluted net income (loss) per share .   $  (1.72)   $   0.00   $  (1.85)   $  (2.19)
                                                  ========    ========   ========    ========

Shares used in computing basic and
  diluted net income (loss) per share .........      6,933       6,793      6,909       6,793
                                                  ========    ========   ========    ========






                             See accompanying notes.

                           CONSOLIDATED BALANCE SHEETS
                 (Unaudited, in thousands except share amounts)

                                                                      September 30,      December 31,
                                                                          2003               2002
                                                                     --------------      -------------
                                      ASSETS

Current assets:
   Cash and cash equivalents ...................................         $      7          $    878
   Accounts receivable, net of allowance for doubtful
       accounts of $ 241 and $ 275 as of September 30, 2003 and
       December 31, 2002, respectively .........................            7,025             8,983
   Inventories .................................................            1,028             1,165
   Prepaid expenses and other ..................................            1,333             1,086
                                                                         --------          --------

       Total current assets ....................................            9,393            12,112

Property, plant and equipment, net .............................            3,114             3,143
Intangibles, primarily goodwill, net ...........................            8,523            19,974
Other assets ...................................................              636               625
                                                                         --------          --------

           Total assets ........................................         $ 21,666          $ 35,854
                                                                         ========          ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Short-term debt and current portion of long-term debt .......         $  5,544          $    802
   Subordinated convertible debt, net of discount of $ 53 ......            7,258              --
   Accounts payable ............................................            4,284             4,867
   Accrued expenses ............................................            1,727             2,623
   Deferred revenue ............................................            1,789             1,279
                                                                         --------          --------

       Total current liabilities ...............................           20,602             9,571

Long-term debt .................................................            1,064             6,784


Subordinated convertible debt, net of discount of $ 156 ........             --               6,678

Shareholders' equity:
   Preferred stock, no par value, 10,000,000 shares
       authorized, none issued .................................             --                --
   Common stock, no par value, 40,000,000 shares authorized,
       7,505,087 and 7,311,073 shares issued and outstanding
       at September 30, 2003 and December 31, 2002, respectively           53,619            53,567
Restricted common stock ........................................             (133)              (68)
Accumulated deficit ............................................          (53,486)          (40,678)
                                                                         --------          --------

       Total shareholders' equity ..............................             --              12,821
                                                                         --------          --------


          Total liabilities and shareholders' equity ...........         $ 21,666          $ 35,854
                                                                         ========          ========





                             See accompanying notes.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                                 Nine Months
                                                                                             Ended September 30,
                                                                                        ----------------------------
                                                                                          2003               2002
                                                                                        --------            --------
Cash flows from operating activities:
         Net loss ...........................................................           $(12,808)           $(14,913)
         Adjustments to reconcile net loss to net cash
                  provided by operating activities -
                  Cumulative effect of accounting change ....................               --                15,084
                  Goodwill impairment charge ................................             11,362                --
                  Compensation expense - restricted common stock ............                 52                --
                  Depreciation and amortization .............................                888               1,020
                  Amortization of deferred financing costs ..................                345                 265
                  Accrued interest on subordinated debt .....................                478                 417
                  Amortization of imputed interest ..........................                102                 104
                  Changes in operating assets and liabilities -
                           Accounts receivable, net .........................              1,958                (519)
                           Inventories ......................................                 12                  18
                           Prepaid expenses and other .......................               (247)               (290)
                           Other assets .....................................               (270)               (292)
                           Accounts payable .................................               (583)              1,317
                           Accrued expenses .................................               (971)               (676)
                           Deferred revenue .................................                510                 240
                                                                                        --------            --------

                                    Net cash provided by operating activities                828               1,775
                                                                                        --------            --------


Cash flows from investing activities:
         Purchases of property and equipment ................................               (482)               (396)
                                                                                        --------            --------

                                    Net cash used in investing activities ...               (482)               (396)
                                                                                        --------            --------

Cash flows from financing activities:
         Principal payments on debt and capital lease obligations ...........               (796)             (1,544)
         Net borrowings (payments) under line of credit .....................               (305)                530
         Payment of deferred financing costs ................................               (116)               (274)
                                                                                        --------            --------

                                    Net cash used in financing activities ...             (1,217)             (1,288)
                                                                                        --------            --------

Net increase (decrease) in cash and cash equivalents ........................               (871)                 91
Cash and cash equivalents, beginning of period ..............................                878                  84
                                                                                        --------            --------

Cash and cash equivalents, end of period ....................................                  7            $    175
                                                                                        ========            ========

Supplemental disclosures of cash flow information:
         Cash paid for:
                  Interest ..................................................           $    398            $    464
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

The accompanying consolidated financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue in its existence. In the first, second and third quarters of 2003, the Company incurred net losses and failed to meet a required financial covenant under the Revolving Credit Line (the "Revolver," which matures on January 15, 2004) and was therefore in default with respect to the Revolver and its subordinated debt agreements, which mature on February 15, 2004. The Company entered into the First Amendment of the Forbearance Agreement effective September 30, 2003 with the senior lenders, which extended the forbearance period until October 31, 2003. The Company is in discussions with the senior lenders to extend the forbearance period for the balance of 2003. The rights and remedies available to the senior lenders include acceleration of the Revolver balance to be due and payable. Further, at September 30, 2003, the Company had resolved the over-advance position that existed at June 30, 2003 of $886,000, resulting from a reduction in its eligible accounts receivable, as defined in the credit agreement, as amended. There was no over-advance position at September 30, 2003. The Company will require additional working capital in order to continue to meet its current operating obligations beyond December 31, 2003. The combination of these factors indicates significant uncertainty about the Company's ability to continue as a going concern.

Management continues to monitor its sales activity and implement certain short-term cost-deferral and cost reduction measures where possible. In addition, the Company has retained an investment-banking firm to act as its exclusive financial advisor to assist the Board of Directors and management in the exploration of strategic alternatives available to the Company. The Company is in negotiations with its subordinated debt holders to obtain necessary working capital and the Company is also in discussions to obtain forbearance from the senior lenders. There can be no assurance that these negotiations or discussions will be successful and any agreement with the subordinated debt holders would be subject to approval by the Company's senior lenders. In the event the Company is unable to secure additional working capital, negotiate any necessary forbearance agreements and/or obtain waivers of any covenant violations from its senior lenders or subordinated debt

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

holders currently or in the future, or to be successful in its efforts to locate and consummate strategic alternatives that result in either the sale of the Company or a refinancing of the senior and subordinated debt, the Company may not have the ability to continue as a going concern, may not be able to pay its obligations as they come due, its operations may be significantly curtailed and the Company may have to consider additional alternatives, which may include bankruptcy or liquidation.

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

Options were not granted in the nine months ending September 30, 2003 and the quarter ended December 31, 2002. The following pro forma results would have been reported had compensation cost been recorded for the fair value of the options granted:


                                                     Three Months Ended September 30         Nine Months Ended September  30
                                                     -------------------------------         -------------------------------
                                                          2003              2002                2003                2002
Net income (loss) as reported                         $ (11,909,000)      $ 16,000          $ (12,808,000)     $ (14,913,000)
Pro forma net income (loss)                             (11,924,000)       (19,000)           (12,853,000)       (15,012,000)
Basic and diluted loss per share, as reported                 (1.72)           .00                  (1.85)             (2.19)
Pro forma basic and diluted loss per share                    (1.72)           .00                  (1.86)             (2.20)

3. RECLASSIFICATIONS:

Prior year amounts have been reclassified to conform to the current year presentation.

4.  GOODWILL AND INTANGIBLE ASSETS:

The Company performs its annual impairment test in the fourth quarter of each year. The Company, which has one operating segment, has determined that its reporting units should be aggregated under SFAS 142 and deemed a single reporting unit because they have similar economic characteristics. SFAS 142 requires companies to perform an impairment test between the normal required annual tests when an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. Management reviewed SFAS 142 and believed that in accordance with SFAS 142 there were impairment indicators, such as incurring operating losses through the first nine months of 2003, the inability to meet a required quarterly financial covenant under the Revolver and the termination of the forbearance agreement with the bank on October 31, 2002, that required the Company to perform the impairment test as of September 30, 2003.

The Company completed its calculation of the implied fair value of goodwill during the quarter ended September 30, 2003 and recorded a non-cash charge to the carrying value of goodwill in the amount of $11.4 million.

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

5. LONG-TERM DEBT:

The Company entered into the First Amendment of the Forbearance Agreement ("First Amendment") effective September 30, 2003 in which the senior lenders agreed to forbear from exercising the rights and remedies available to them as a result of the financial covenant default through October 31, 2003. The original forbearance agreement expired on September 30, 2003. The rights and remedies available to the senior lenders include acceleration of the Revolver balance to be due and payable. In the first, second and third quarters, the Company incurred net losses and failed to meet a required financial covenant under the Revolving Credit Line (the "Revolver," which matures on January 15, 2004) and was therefore in default with respect to the Revolver and its subordinated debt agreements, which mature on February 15, 2004. The Company incurred $30,000 in bank fees associated with the original

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

forbearance agreement dated August 21, 2003 and paid $15,000 in September 2003 with the remaining balance of $15,000 due in November 2003. In addition, the Company incurred $25,000 in fees related to the First Amendment.

Further, at September 30, 2003, the Company had resolved the over-advance position that existed at June 30, 2003 of $886,000, resulting from a reduction in its eligible accounts receivable, as defined in the credit agreement, as amended. There was no over-advance position at September 30, 2003. As of September 30, 2003, approximately $5.4 million was outstanding on the Revolver.

As of June 30, 2003, the Company made the final payment of $365,000 on its Term Loan.

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

The Company incurred $40,000 in loan fees associated with the Second Amendment payable over the second and third quarters of 2003, which are being amortized over the remaining loan term. The Company paid the first installment of $20,000 in April 2003 and the second installment of $20,000 in September 2003.

The Company paid $5,000 for the First Amendment on January 2003.

The Company paid $112,000 in bank fees in 2002 (payment was made over the second and third quarters) related to the Credit Agreement dated June 13, 2002, which are being amortized over the loan term.

In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to a Company-owned property that houses a production facility. The Company received $869,000 in proceeds, net of closing costs, from the transaction. In July 1999, the $869,000 was applied to the balance of the Credit Facility. Interest on the mortgage is at the greater of 8.50% or the U.S. Treasury rate plus 375 basis points (9.01% at September 30, 2003). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $7,600.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

7. INCOME TAXES:

At September 30, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $13.4 million expiring in 2016 through 2022. The net operating loss carryforward differs from the accumulated deficit principally due to differences in the recognition of certain expenses for financial and income tax reporting purposes, as well as, the nondeductibility of the loss on the sale of business units and goodwill amortization. The timing and manner in which the company will utilize the net operating loss carryforwards in any year, or in total, may be limited by the provision of the Internal Revenue Service Code. Such limitation may have an impact on the ultimate realization and timing of these net operating loss carryforwards.

At September 30, 2003, a valuation allowance offset the Company's tax benefit based upon the uncertainty of the realizability of the associated deferred tax asset given the Company's losses to date under the guidelines set forth in the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

8. EARNINGS PER SHARE:

The Company has presented net loss per share pursuant to SFAS No. 128, "Earning Per Share", which requires dual presentation of basic and diluted earnings per share. Basic earnings per share ("Basic EPS") is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share ("Diluted EPS") is computed by dividing net loss for the period by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the nine months and three months ended September 30, 2003 and 2002, common stock equivalents are considered anti-dilutive and are not included because of the Company's net loss position, option exercise prices and debt conversion prices exceed the average market price for the period and as such, Basic EPS and Diluted EPS are the same.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10. NEW ACCOUNTING STANDARDS

Effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement superseded Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Terminal Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under SFAS No. 146, an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. Severance pay would be recognized over time rather than at the plan commitment date if the benefit arrangement requires employees to render future service beyond a "minimum retention period." The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 only applies to prospective activities, and it had no impact on the Company's financial position or results of operations for the three and nine months ended Septmeber 30, 2003.

In January 2003, Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FASB Interpretation No. 46"), was issued. Among other things, FASB Interpretation No. 46 defines a variable interest entity ("VIE") as an entity that either has investor voting rights that are not proportional to their economic interests or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FASB Interpretation No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities. If no company is subject to a majority of such risk, consolidation would be required by a company that is entitled to receive a majority of the VIE's residual returns. The Company currently intends to adopt FASB Interpretation No. 46 in the fourth quarter of 2003, when adoption is mandatory, retroactive to January 1, 2003. While management has not completed its evaluation of FASB Interpretation No. 46 at this time, it does not expect that the adoption of FASB Interpretation No. 46 will have a significant impact on the Company's financial statements.

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

The Company performs its annual impairment test in the fourth quarter of each year. The Company, which has one operating segment, has determined that its reporting units should be aggregated under SFAS 142 and deemed a single reporting unit because they have similar economic characteristics. SFAS 142 requires companies to perform an impairment test between the normal required annual tests when an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying amount. Management reviewed SFAS 142 and believed that in accordance with SFAS 142 there were impairment indicators, such as incurring operating losses through the first nine months of 2003, the inability to meet a required quarterly financial covenant under the Revolver and the termination of the forbearance agreement with the bank on October 31, 2002, that required the Company to perform the impairment test as of September 30, 2003.

The Company completed its calculation of the implied fair value of goodwill during the quarter ended September 30, 2003 and recorded a non-cash charge to the carrying value of goodwill in the amount of $11.4 million.

Upon adoption of SFAS 142 during the six months ended June 30, 2002, the Company completed its calculation of the implied fair value of goodwill and recorded a non-cash charge of approximately $15 million to reduce the carrying value of its goodwill. Such charge is non-operational in nature and is reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations as of January 1, 2002.

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Overview: For the three months ended September 30, 2003, net loss amounted to $11.9 million or $1.72 per basic and diluted share compared to net income of $16,000 or $0.00 per basic and diluted share for the three months ended September 30, 2002. The Company recorded a goodwill impairment charge of $11.4 million in the quarter due to impairment indicators as defined under SFAS 142 "Goodwill and Other Intangibles".

Revenues: For the three months ended September 30, 2003, total revenues decreased $1.1 million, or 10.6% as compared to the corresponding period in 2002. For the three months ended September 30, 2003, services revenue and products revenue, respectively, comprised 89.8% and 10.2% of total revenues, as compared to 84.8% and 15.2% in the corresponding period in 2002.

Services revenue decreased 5.3% or $0.5 million primarily due to declines in data entry and litigation coding ($0.4 million) and electronic data discovery ($0.4 million), partially offset by an increase in conversion services ($0.3 million). The decrease in data entry and litigation coding revenue is primarily attributed to the loss of former customers that were part of the Digiscribe litigation disclosed in the Company's Form 10-Q filing dated May 15, 2003. The decrease in electronic data discovery services revenue is attributed to a change in business terms, effective July 2003, in which the outsourced component of these services were directly billed by the provider to certain customers. The impact of this change was to reduce services revenue and cost of services revenue by $0.4 million.

Products revenue decreased 40.0% or $0.7 million as a result of lower analog equipment and related supplies sales and lower third party software revenues. These declines were primarily attributable to volume and the Company believes that results related to software, coupled with delayed buying decisions, were indicative of the prolonged effects of the national economy. Results related to equipment and supplies revenues are consistent with recent trends as the Company continues to focus its efforts on services based revenues.

Gross Profit: For the three months ended September 30, 2003, gross profit decreased by $0.5 million, or 11.9%. Gross profit percentage decreased from 36.4% to 35.8% in 2003 versus the same corresponding quarter in 2002. The impact of the change in business terms regarding electronic data discovery services discussed above was to increase gross profit percentage from 34.3% to 35.8%.

Gross profit declined $0.2 million on services revenue primarily due to the decrease in data entry and litigation coding noted above, partially offset by higher conversion services volume that improved production capacity utilization in several locations.

Gross profit declined $0.3 million on products revenue due primarily to volume declines noted above.

Selling and Administrative Expenses: For the three months ended September 30, 2003, selling and administrative expenses increased by $93,000, or by 2.7% as compared to the corresponding period in 2002, due primarily to a $53,000 charge incurred for telecommunications utilization and higher business insurance costs.

Interest Expense: Interest expense remained constant as the company maintained relatively consistent debt levels at September 30, 2003 versus September 30, 2002.

Results of Operations

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Overview: For the nine months ended September 30, 2003, net loss amounted to $12.8 million or $1.85 per basic and diluted share compared to a net loss of $14.9 million or $2.19 per basic and diluted share for the nine months ended September 30, 2002. The Company recorded a goodwill impairment charge of $11.4 million in the third quarter of 2003 due to impairment indicators defined under SFAS 142 "Goodwill and Intangibles". As previously disclosed, in the first nine months of 2002 the Company recorded a non-cash goodwill charge of $15.1 million or $2.22 per share as a result of implementing SFAS 142.

Revenues: For the nine months ended September 30, 2003, total revenues decreased $1.5 million or 4.6% as compared to the corresponding period in 2002. For the nine months ended September 30, 2003, services revenue and products revenue, respectively, comprised 88.5% and 11.5% of total revenues, as compared to 85.1% and 14.9% in the corresponding period in 2002.

Service revenue decreased 0.8% or $0.2 million due primarily to a decrease in data entry and litigation coding service ($1.6 million) related to the loss of former customers that were part of the Digiscribe litigation disclosed in the Company's Form 10-Q filing dated May 15, 2003. This decrease was offset by increases in digital conversion services revenue as a result of higher volume, notably in southern California, a facility opened in the fourth quarter of 2002 ($1.0 million) and in litigation projects utilizing electronic data discovery services ($0.6 million). Conversion services revenue increased 6% as digitally based services increased over the prior period. As noted above, there was a change in business terms, effective July 2003, in which the outsourced component of certain electronic data discovery services were directly billed by the provider to certain customers. The impact of this change was to reduce services revenue and cost of services revenue by $0.4 million.

Products revenue decreased 25.9% or $1.2 million as a result of lower analog equipment and related supplies sales and lower third party software revenues. These declines were primarily attributable to volume and the Company believes that results related to software, coupled with delayed buying decisions, were indicative of the prolonged effects of the national economy and war in Iraq. Results related to equipment and supplies revenues are consistent with recent trends as the Company continues to focus its efforts on services based revenues.

Gross Profit: For the nine months ended September 30, 2003, gross profit decreased by $1.4 million, or 11.7%. Gross profit percentage decreased from 37.7% to 34.9% in 2003 versus the same corresponding period in 2002.

Gross profit declined $0.7 million on services revenue primarily due to: lower margins on projects utilizing electronic data discovery services resulting from lower prices accorded to large volume customers; the decline in data entry and litigation coding services noted above; and the impact of severe weather in the Mid-Atlantic and Northeast during the first quarter of 2003. These effects were partially offset by an increase in gross profit related to conversion services in the second and third quarters of 2003 as a result of higher volume and production capacity utilization. The impact of the change in business terms regarding electronic data discovery services discussed above was to increase gross profit percentage from 34.4% to 34.9%.

Gross profit declined $0.7 million on products revenue due primarily to volume declines noted above.

Selling and Administrative Expenses: For the nine months ended September 30, 2003, selling and administrative expenses increased $89,000 as compared to the corresponding period in 2002. The increase was related to a $53,000 charge incurred for telecom utilization and higher business insurance costs. In addition, administrative expenses included a benefit of $0.1 million related to the settlement of the Digiscribe litigation in the second quarter of 2003, which was more than offset by expenses incurred in the first quarter of 2003 related to the move of operations to more cost effective facilities within the Boston, Detroit and Philadelphia markets.

Interest Expense: Interest expense remained constant as the company maintained relatively consistent debt levels at September 30, 2003 versus September 30, 2002.

Liquidity and Capital Resources

In the first, second and third quarters of 2003, the Company incurred net losses and failed to meet a required financial covenant under the Revolving Credit Line (the "Revolver," which matures on January 15, 2004) and was therefore in default with respect to the Revolver and its subordinated debt agreements, which mature on February 15, 2004. The First Amendment of the Forbearance Agreement, in which the Company's senior lenders agreed to forbear certain of their rights in default, expired on October 31, 2003. The rights and remedies available to the senior lenders include acceleration of the Revolver balance to be due and payable. Further, at September 30, 2003, the Company resolved the over-advance position that existed at June 30, 2003 of $886,000, resulting from a reduction in its eligible accounts receivable, as defined in the credit agreement, as amended. There was no over-advance position at September 30, 2003. The Company will require additional working capital in order to continue to meet its current operating obligations. The combination of these factors indicates significant uncertainty about the Company's ability to continue as a going concern.

Management continues to monitor its sales activity and implement certain short-term cost-deferral and cost reduction measures where possible. In addition, the Company has retained an investment-banking firm to act as its exclusive financial advisor to assist the Board of Directors and management in the exploration of strategic alternatives available to the Company. The Company is in negotiations with its subordinated debt holders to obtain necessary working capital and the Company is also in discussions to obtain forbearance from the senior lenders. There can be no assurance that these negotiations or discussions will be successful and any agreement with the subordinated debt holders would be subject to approval by the Company's senior lenders. In the event the Company is unable to secure additional working capital, negotiate any necessary forbearance agreements and/or obtain waivers of any covenant violations from its senior lenders or subordinated debt holders currently or in the future, or to be successful in its efforts to locate and consummate strategic alternatives that result in either the sale of the Company or a refinancing of the senior and subordinated debt, the Company may not have the ability to continue as a going concern, may not be able to pay its debts as they come due, its operations may be significantly curtailed and the Company may have to consider additional alternatives, which may include bankruptcy or liquidation.

As of September 30, 2003, the Company had nominal cash and cash equivalents, and a working capital deficit of $11.2 million. The working capital deficit includes the outstanding balance of the Revolver of $5.4 million and subordinated convertible debt of $7.3 million, which are due January 15, 2004 and February 15, 2004, respectively. Working capital net of the senior and subordinated debt balances was approximately $1.6 million as of September 30, 2003. As of December 31, 2002 the Company had cash and cash equivalents of $0.9 million and working capital of $2.5 million. In addition, the Company made $0.8 million in principal payments on the Term Loan for the six months ended June 30, 2003 and reduced its Revolver balance by $0.3 million for the nine months ended September 30, 2003. For the nine months ended September 30, 2003 net cash provided by operating activities amounted to $0.8 million; net cash used in investing activities amounted to $0.5 million; and net cash used in financing activities amounted to $1.2 million. The Company will require additional working capital in order to continue to meet its current operating obligations.

Net cash provided by operating activities primarily represents net loss before depreciation and amortization. For the nine months ended September 30, 2003, increases in deferred revenue for advance customer deposits, increased cash collections on accounts receivable and decreases in inventories to meet future production needs were offset by increases in prepaid assets and deposits for upcoming projects, decreases in accrued expenses due to payment of 2002 sales commissions and other operating expenses, and decreases in accounts payable arising from the Company's ongoing efforts to manage its working capital position.

Net cash used in investing activities represents the Company's investments in equipment and information technology for new and existing production facilities. For the nine months ended September 30, 2003, the Company made capital expenditures of $0.5 million.

Net cash used in financing activities primarily represents the $0.8 million of payments under the Term Loan, $0.3 of net payments on the Revolver, and $0.1 payment of deferred financing costs.

The Company continues to selectively invest in equipment and technology to meet the needs of its operations and to improve its operating efficiency.


Credit Facility (The following disclosure is consistent with Note 5 to the Consolidated Financial Statements)

The Company entered into the First Amendment of the Forbearance Agreement ("First Amendment") effective September 30, 2003 in which the senior lenders agreed to forbear from exercising the rights and remedies available to them as a result of the financial covenant default through October 31, 2003. The original forbearance agreement expired on September 30, 2003. The rights and remedies available to the senior lenders include acceleration of the Revolver balance to be due and payable. In the first, second and third quarters of 2003, the Company incurred net losses and failed to meet a required financial covenant under the Revolving Credit Line (the "Revolver," which matures on January 15, 2004) and was therefore in default with respect to the Revolver and its subordinated debt agreements, which mature on February 15, 2004.

The Company incurred $30,000 in bank fees associated with the forbearance agreement dated August 21, 2003 and paid $15,000 in September 2003 with the remaining balance of $15,000 due in November 2003. In addition, the Company incurred $25,000 in fees related to the First Amendment. Further, at September 30, 2003, the Company resolved the over-advance position that existed at June 30, 2003 of $886,000, resulting from a reduction in its eligible accounts receivable, as defined in the credit agreement, as amended. There was no over-advance position at September 30, 2003.

As of June 30, 2003, the Company made the final payment of $365,000 on its Term Loan.

On April 11, 2003 the Company completed the Second Amendment to the Amended and Restated Credit Agreement with the Lenders that extended the maturity date of the Revolver to January 15, 2004. Borrowing availability is based on the level of the Company's eligible accounts receivable, as defined in the Credit Agreement. As of September 30, 2003, approximately $5.4 million was outstanding on the Revolver.

The Credit Facility restricts the payment of dividends and is secured by substantially all assets of the Company and requires maintenance of various financial and restrictive covenants, including a minimum level of quarterly EBITDA of $746,000 (commencing with the first quarter of 2003), total liabilities not exceeding fifty percent (50%) of net worth (as defined in the Credit Agreement), and no interest payment on the subordinated convertible notes issued to the Investors (as defined below) until February 15,2004

The Company incurred $40,000 in loan fees associated with the Second Amendment payable over the second and third quarters of 2003, which are being amortized over the remaining loan term. The Company paid $20,000 in April 2003 for and $20,000 in November 2003 the Second Amendment in 2002. The Company paid $5,000 for the First Amendment on January 2003. The Company paid $112,000 in bank fees in 2002 (payment was made over the second and third quarters) related to the Credit Agreement dated June 13, 2002, which are being amortized over the loan term.

In connection with the Credit Facility, the Company entered into an interest rate cap agreement that matured on June 13, 2003, with a total notional amount of $2,000,000. The Company paid the counterparty a premium of $7,500 on June 12, 2002, and was to receive monthly an amount equal to the product of the amount by which the Prime Rate (4.0% at September 30, 2003) exceeded the Cap Rate (6.5%) multiplied by the notional amount. The premium was amortized over a one-year period. The Prime Rate did not exceed the Cap Rate and the Company did not receive any payments under this agreement.

In April 1999, the Company executed a $900,000 mortgage loan with a lender relating to a Company-owned property that houses a production facility. The Company received $869,000 in proceeds, net of closing costs, from the transaction. In July 1999, the $869,000 was applied to the balance of the Credit Facility. Interest on the mortgage is at the greater of 8.50% or the U.S. Treasury rate plus 375 basis points (9.01% at September 30, 2003). The loan carries a ten-year term (maturing May 2009), is secured by the mortgaged property, and requires equal monthly repayments of principal and interest of $7,600.



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

New Accounting Standards

Effective January 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement superseded Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Terminal Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under SFAS No. 146, an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. SFAS No. 146 also establishes fair value as the objective for initial measurement of the liability. Severance pay would be recognized over time rather than at the plan commitment date if the benefit arrangement requires employees to render future service beyond a "minimum retention period." The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 only applies to prospective activities, and it had no impact on the Company's financial position or results of operations for the three and nine months ended September 30, 2003.

In January 2003, Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FASB Interpretation No. 46"), was issued. Among other things, FASB Interpretation No. 46 defines a variable interest entity ("VIE") as an entity that either has investor voting rights that are not proportional to their economic interests or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FASB Interpretation No. 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities. If no company is subject to a majority of such risk, consolidation would be required by a company that is entitled to receive a majority of the VIE's residual returns. The Company currently intends to adopt FASB Interpretation No. 46 in the fourth quarter of 2003, when adoption is mandatory, retroactive to January 1, 2003. While management has not completed its evaluation of FASB Interpretation No. 46 at this time, it does not expect that the adoption of FASB Interpretation No. 46 will have a significant impact on the Company's financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's major market risk exposure is to changing interest rates. The Company has variable-rate debt representing 39% of its total debt as of September 30, 2003. If interest rates average 25 basis points more in 2003 than they did in 2002, the Company's interest expense would increase approximately $13,600 on an annual basis (interest expense for 2002 was $1.2 million). As of November 13, 2003, the prime rate had not changed, however, the Company's interest rate on its variable-rate Revolver debt increased 50 basis points in accordance with the original forbearance agreement dated August 21, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) An evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer, or CEO, and Chief Financial Officer, of CFO, of the effectiveness of the Company's disclosure controls and procedures, (as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 30, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

         (b) There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such controls that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION


ITEM 1.  Legal Proceedings

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits and Reports on Form 8-K.

     a. Exhibits.

     31.1 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by Mark
               P. Glassman, Chief Executive Officer (filed herewith).

     31.2 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 signed by David
               B. Walls, Chief Financial Officer (filed herewith).

     32.1 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by Mark
               P. Glassman, Chief Executive Officer (filed herewith).

     32.2 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 signed by David
               B. Walls, Chief Financial Officer (filed herewith).

     b. Reports on Form 8-K:

     The Company filed a Form 8-K on August 1, 2003 reporting the Press Release dated August 1, 2003 which disclosed preliminary financial results of the Company for the fiscal quarter ended June 30, 2003.

     The Company filed a Form 8-K on August 28, 2003 reporting the Forbearance Agreement dated August 21, 2003 by and among ImageMax, Inc., Commerce Bank, NA, and FirsTrust Bank.

     The Company filed a Form 8-K on October 8, 2003 reporting the First Amendment to the Forbearance Agreement dated September 30, 2003 by and among ImageMax, Inc., Commerce Bank, NA, and FirsTrust Bank.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMAGEMAX, INC.

BY: /S/ MARK P. GLASSMAN                                      November 14, 2003
    --------------------                                      -----------------
Mark P. Glassman
Chief Executive Officer




BY: /S/ DAVID B. WALLS                                        November 14, 2003
    ------------------                                        -----------------
David B. Walls
Chief Financial Officer, Treasurer and Secretary

                                  EXHIBIT INDEX


31.1      Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002 signed by Mark P. Glassman, Chief Executive Officer (filed herewith).

31.2      Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002 signed by David B. Walls, Chief Financial Officer (filed herewith).

32.1      Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002 signed by Mark P. Glassman, Chief Executive Officer (filed herewith).

32.2      Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002 signed by David B. Walls, Chief Financial Officer (filed herewith).